Form 10-K
period 1996-03-31
HARDIN BANCORP INC
filed 1996-06-27
CIK 947220

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM  ___________________ TO  ________________

          COMMISSION FILE NUMBER 0-26560

                             HARDIN BANCORP, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                       43-1719104
- ---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
          or organization)                                     No.)

     2nd and Elm Streets, Hardin, Missouri                       64035
- -------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (816) 398-4312
                                                   ----------------------------
          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
                                     ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.
                                        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

     The registrant's revenues for the fiscal year ended March 31, 1996 were $5.8 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of March 31, 1996, was $11.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 31, 1996, there were issued and outstanding 1,058,000 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and III of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1996.

     Part III of Form 10-KSB - Portions of the Proxy Statement for 1996 Annual Meeting of Stockholders.

                                     PART I


   ITEM 1. DESCRIPTION OF BUSINESS
           -----------------------

   GENERAL

        Hardin Bancorp, Inc. ("Hardin Bancorp" and with its subsidiaries, the "Company") was formed in June 1995 at the direction of Hardin Federal Savings Bank ("Hardin Federal" or the "Bank") for the purpose of owning all of the outstanding stock of the Bank issued upon the conversion of the Bank from the mutual to stock form (the "Conversion"). On September 28, 1995, Hardin Bancorp acquired all of the shares of the Bank in connection with the completion of the Conversion. All references to the Company, unless otherwise indicated, at or before September 28, 1995 refer to the Bank and its subsidiary on a consolidated basis. The Company's common stock is quoted on the Nasdaq Small Cap Market under the symbol "HFSA."

        Hardin Federal is a federally chartered stock savings bank headquartered in Hardin, Missouri. Hardin Federal was originally chartered under the laws of the State of Missouri in 1914, converted to a federally chartered mutual savings bank in March 1995 and consummated its conversion to a stock savings bank on September 28, 1995. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office and two branch offices, Hardin Federal serves communities located in Ray and Clay Counties, and in surrounding counties, in the State of Missouri. At March 31, 1996, Hardin Federal had total assets of $83.4 million, deposits of $66.6 million and total equity of $16.0 million.

        Hardin Federal has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans. The Bank also originates consumer loans, and, to a lesser extent, construction and land loans and commercial real estate loans. See "- Lending Activities." The Bank also invests in mortgage-backed securities, which are insured or guaranteed by federal agencies, and other investment securities. See "- Investment Activities."

        The executive office of the Bank is located at 2nd and Elm Street, Hardin, Missouri 64035. Its telephone number at that address is (816) 398-4312.

   MARKET AREA

        Hardin Federal serves primarily Ray and Clay Counties, Missouri. The Bank currently has three offices. Its main office and Richmond branch are located in Ray County, Missouri and its Excelsior Springs branch is located in Clay County, Missouri.

        Ray and Clay Counties, Missouri are located approximately 40 miles east of Kansas City, Missouri. Ray County, Missouri has a population of approximately 22,000 and Clay County, Missouri has a population of approximately 153,000. The major employers in the Bank's primary market area are engaged in agricultural, light industry, medical services and education, and include Ford Motor Co., Orbseal, Inc., American Italian Pasta Co., Ray County Memorial Hospital, Excelsior Springs Community Hospital, and the Richmond R16 Public Schools.

   LENDING ACTIVITIES

        GENERAL. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer, construction, commercial business and land acquisition loans. At March 31, 1996, the Bank's gross loans and mortgage-backed securities outstanding totalled $70.1 million, of which $38.4 million or 54.8% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 48.3% were fixed-rate loans, and 51.7% were adjustable-rate loans. At that same date, consumer loans totalled $4.5 million or 6.5% of the Bank's total loan portfolio, construction loans totalled $2.7 million or 3.7% of the Bank's total loan and mortgage-backed securities portfolio, commercial real estate loans totalled $184,000 or 0.26% of the Bank's total loan and mortgage-backed securities portfolio and land acquisition loans totalled $123,000 or 0.17% of the Bank's total loan and mortgage-backed securities portfolio.

        The Bank also invests in mortgage-backed securities. At March 31, 1996, mortgage-backed securities totalled $24.2 million. See "- Investment Activities."

        The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At March 31, 1996, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $2.4 million. At March 31, 1996, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship in loans to one borrower at March 31, 1996 was $827,080 secured by several one- to four-family real estate dwellings located in Boone County, Missouri. At March 31, 1996, these loans were performing in accordance with their terms.

        LOAN PORTFOLIO COMPOSITION. The following information sets forth the composition of the Bank's loan portfolio (including mortgage-backed securities) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.

                                                                   At March 31,
                                            -----------------------------------------------------------
                                                 1996                  1995                1994
                                            ----------------    ----------------    -------------------
                                            Amount   Percent    Amount   Percent    Amount      Percent
                                            ------   -------    ------   -------    ------      -------
                                                               (Dollars in Thousands)
Real Estate Loans:
- ------------------
 One- to four-family.....................  $38,395     54.76%  $28,969     46.66%  $25,531      40.95%
 Land....................................      123      0.18       101      0.16        67       0.11
 Commercial..............................      184      0.26       157      0.25       220       0.35
 Construction............................    2,674      3.81       358      0.58       703       1.13
                                           -------    ------   -------    ------   -------     ------
     Total real estate loans.............   41,376     59.01    29,585     47.65    26,521      42.54
                                           -------    ------   -------    ------   -------     ------

Consumer Loans:
- ---------------
 Consumer Loans:
  Secured by deposits....................      678      0.96       628      1.01       796       1.28
  Automobile.............................    1,316      1.88     1,098      1.77       726       1.16
  Home equity............................    1,535      2.19     1,158      1.87       971       1.56
  Home improvement.......................      693      0.99       581      0.94       425       0.68
  Other consumer loans...................      313      0.45       568      0.90       165       0.26
                                           -------    ------   -------    ------   -------     ------
     Total consumer loans................    4,535      6.47     4,033      6.49     3,083       4.94
                                           -------    ------   -------    ------   -------     ------

     Total loans receivable..............   45,911     65.48    33,618     54.14    29,604      47.48
                                           -------    ------   -------    ------   -------     ------

Mortgage-Backed Securities:
- ---------------------------
 GNMA....................................    2,142      3.05     2,476      3.99     2,201       3.53
 FHLMC...................................    9,044     12.90    11,079     17.84    12,287      19.71
 FNMA....................................   13,020     18.57    14,918     24.03    18,255      29.28
                                           -------    ------   -------    ------   -------     ------
     Total mortgage-backed securities....   24,206     34.52    28,473     45.86    32,743      52.52
                                           -------    ------   -------    ------   -------     ------
        Total loan and mortgage-backed
             securities portfolio........   70,117    100.00%   62,091    100.00%   62,347     100.00%
                                                      ======              ======               ======

Less:
- ----
Loans in process.........................     (766)               (247)               (335)
Deferred fees and discounts..............       17                 (22)                (47)
Allowance for loan losses................     (131)               (119)               (117)
                                           -------             -------             -------
     Total loan and mortgage-
       backed securities portfolio, net..  $69,237             $61,703             $61,848
                                           =======             =======             =======

        The following table shows the composition of the Bank's loan and mortgage-backed securities portfolio by fixed- and adjustable-rate at the dates indicated.

                                                              At March 31,
                                        -----------------------------------------------------------
                                              1996                1995                 1994
                                        ------------------  -----------------   -------------------
                                        Amount   Percent    Amount   Percent    Amount      Percent
                                        ------   -------    ------   -------    ------      -------
                                                           (Dollars in Thousands)
Fixed-Rate Loans:
- -----------------
Real estate:
  One- to four-family................  $18,542     26.44%  $12,308     19.82%  $11,299        18.12%
  Land...............................       86       .12        82      0.13        46         0.08
  Commercial.........................       67       .10        44      0.07        61         0.10
  Construction.......................    1,805      2.57       189      0.31       221         0.35
                                       -------    ------   -------    ------   -------       ------
     Total real estate loans.........   20,500     29.23    12,623     20.33    11,627        18.65
Consumer.............................    4,442      6.34     4,027      6.49     3,076         4.94
Mortgage-backed securities...........      588       .84       350      0.56       426         0.68
                                       -------    ------   -------    ------   -------       ------
     Total fixed-rate................   25,530     36.41    17,000     27.38    15,129        24.27
                                       -------    ------   -------    ------   -------       ------

Adjustable-Rate Loans:
- ----------------------
Real estate:
  One- to four-family................   19,853     28.31    16,661     26.84    14,232        22.83
  Land...............................       37       .05        19      0.03        21         0.03
  Commercial.........................      117       .17       113      0.18       159         0.26
  Construction.......................      869      1.24       169      0.27       482         0.77
                                       -------    ------   -------    ------   -------       ------
     Total real estate loans.........   20,876     29.77    16,962     27.32    14,894        23.89
Consumer.............................       93       .14         6      0.01         7         0.01
Mortgage-backed securities...........   23,618     33.68    28,123     45.29    32,317        51.83
                                       -------    ------   -------    ------   -------       ------
     Total adjustable rate...........   44,587     63.59    45,091     72.62    47,218        75.73
                                       -------    ------   -------    ------   -------       ------
     Total loan and mortgage-backed
       securities portfolio..........   70,117    100.00%   62,091    100.00%   62,347       100.00%
                                                  ======              ======                 ======

Less:
- -----
 Loans in process....................     (766)               (247)               (335)
 Deferred loan fees and discounts....       17                 (22)                (47)
 Allowance for loan losses...........     (131)               (119)               (117)
                                       -------             -------             -------
    Total loans and mortgage-backed
      securities portfolio, net......  $69,237             $61,703             $61,848
                                       =======             =======             =======

        The following schedule illustrates the contractual maturity and weighted average rates of the Bank's loan portfolio at March 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                    One-to Four-Family       Construction               Commercial                   Land
                                   --------------------  --------------------     ----------------------     --------------------
Due During                                     Weighted               Weighted                   Weighted                 Weighted
Year Ending                                    Average                Average                    Average                  Average
March 31,                          Amount       Rate       Amount      Rate        Amount         Rate         Amount      Rate
- -------------                      ------      --------    ------     --------     ------        --------      ------     --------

                                                                                   (Dollars in Thousands)
1997/(1)/....................     $     9       7.89%      $  207       7.66%       $   -            --%       $    -        --%
1998.........................         103       9.09           --         --            1         10.00             -        --
1999.........................         153       8.42           --         --            -            --             -        --
2000 and 2001................         316       9.17           --         --            9          9.75             7     10.00
2002 to 2006.................       3,899       8.41           29       9.50           95          9.00            96     10.00
2006 to 2021.................      24,862       8.15        1,413       8.51           79          9.79            20      8.75
2022 and following...........       9,053       7.94        1,025       8.04            -            --             -        --
                                  -------                 -------                   -----                      ------
                                  $38,395                 $ 2,674                   $ 184                      $  123
                                  =======                 =======                   =====                      ======

                                              Consumer                  Total
                                       ----------------------    -------------------
Due During                                           Weighted           Weighted
Year Ending                                          Average            Average
March 31,                               Amount         Rate      Amount         Rate
- -------------                           ------       --------    ------         ----


1997/(1)/....................          $ 1,063         8.42%    $ 1,279         8.29%
1998.........................              358         9.64         462         9.53
1999.........................              560         9.68         713         9.41
2000 and 2001................            1,155         9.56       1,487         9.48
2002 to 2006.................            1,266         9.85       5,385         8.79
2006 to 2021.................              106         9.06      26,480         8.19
2022 and following...........               27         8.56      10,105         7.95
                                        ------                 --------
                                       $ 4,535                 $ 45,911
                                        ======                 ========

_______________________
     /(1)/The total amount of loans due after March 31, 1997 which have predetermined interest rates is $23.7 million while the total amount of loans due after such date which have floating or adjustable interest rates is $20.9 million.

     All of the Bank's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations, if applicable. Properties securing real estate loans made by Hardin Federal are generally appraised by Board-approved independent appraisers. All appraisals are subsequently reviewed by the Bank's Loan Committee, as applicable. In the loan approval process, Hardin Federal assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit-worthiness of the borrower.

     The Bank requires evidence of marketable title and lien position or appropriate title insurance on all loans secured by real property. The Bank also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Bank also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

     Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At March 31, 1996, the Bank's one- to four-family residential mortgage loans totalled $38.4 million, or 54.8%, of the Bank's gross loan and mortgage-backed securities portfolio. The Bank experienced significant growth in its one- to four-family residential mortgage loan portfolio during the year ended March 31, 1996 as a result of increased demand for such loans within the Bank's market area and increased purchases by the Bank of such loans. It is the Bank's policy to purchase only those loans which meet its own underwriting criteria.

     The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended March 31, 1996, the Bank originated $7.5 million of fixed-rate loans or 89.5% of one-to four-family loans originated and $0.9 million of adjustable-rate real estate loans or 10.5% of one- to four-family loans originated, all of which were secured by one- to four-family residential real estate. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

     The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank currently offers one-year and three-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year and three-years, respectively, and thereafter adjust every one or three years) with a stated interest rate margin over the one and three year U.S. Treasury Index adjusted to a constant maturity. Increases or decreases in the interest rate of the Bank's adjustable-rate loans are generally limited to 1.0% at any adjustment date and 5.0% over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated provide for a minimum interest rate.

     The Bank qualifies borrowers for adjustable-rate loans based on a current interest rate plus the first adjustment. As a result, the risk of default on these loans may increase as interest rates increase. See "- Asset Quality -Non-Performing Assets." At March 31, 1996, the total balance of one-to four-family adjustable-rate loans was $19.9 million or 28.3% of the Bank's gross loan and mortgage-backed securities portfolio. See "-Originations, Purchases and Sales of Loans."

     Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrowers may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. Also, adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the loan. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

     The Bank also offers fixed-rate mortgage loans with maturities of up to 30 years. At March 31, 1996, the total balance of one- to four-family fixed-rate loans was $18.5 million or 26.4% of the Bank's gross loan and mortgage-backed securities portfolio. See "- Originations, Purchases and Sales of Loans."

     Hardin Federal will lend up to 95% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans, provided that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to not more than 80% of the appraised value or sales price, as applicable. Residential loans do not include prepayment penalties, are non-assumable (other than government-insured or guaranteed loans), and do not produce negative amortization. Real estate loans originated by the Bank customarily contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

     The loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the FHLMC. Under current policy, the Bank originates these loans for its portfolio. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

     CONSUMER LENDING. Hardin Federal offers a variety of consumer loans, including home equity lines of credit, automobile, home improvement, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At March 31, 1996, the Bank's consumer loan portfolio totalled $4.5 million, or 6.5% of its gross loan and mortgage-backed securities portfolio.

     Hardin Federal originates home equity and home improvement loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 80% or less of the appraised value. If the Bank originates loans with greater than an 80% loan-to-value ratio, it requires the borrower to obtain private mortgage insurance in an amount equal to 100% of the loan-to-value ratio. Generally, such loans have a maximum term of up to 10 years. As of March 31, 1996, home equity and home improvement loans amounted to $1.5 million and $693,000, respectively, which represented 2.19% and 0.99%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio.

     The Bank also recently began originating equity lines of credit. These loans are generally limited to 80% or less of the appraised value of the property securing the loan. If the Bank originates loans with greater than an 80% loan-to-value ratio, it requires the borrower to obtain private mortgage insurance in an amount equal to 100% of the loan-to-value ratio. These loans are all adjustable-rate loans and have maximum terms of up to 20 years.

     Another component of the Bank's consumer loan portfolio consists of automobile loans. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 80% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At March 31, 1996, the Bank's automobile loans totalled $1.3 million or 1.88% of the Bank's gross loan and mortgage-backed securities portfolio.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1996, none of the Bank's consumer loans were non-performing. See "- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not occur in the future.

     CONSTRUCTION LENDING. At March 31, 1996, the Bank had $2.7 million of construction loans. Hardin Federal offers loans to both builders and individuals for the construction of one-to four-family residences. Currently, such loans are offered with fixed- or adjustable-rates of interest. At March 31, 1996, the Bank had $1.8 million and $869,000 of fixed-rate and adjustable-rate construction loans, respectively, which represented 2.57% and 1.24%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio. During the year ended March 31, 1996, the Bank purchased $1.2 million of construction loans. These loans are secured by small multi-family dwelling units, a strip mall and a residential care facility. The Bank will purchase only those construction loans which are underwritten under guidelines which are as stringent as those employed by the Bank when it originates a construction loan. Following the construction period, these loans may become permanent loans, with terms for up to 30 years. At March 31, 1996, none of these loans was non-performing.

     Construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

     COMMERCIAL REAL ESTATE LENDING. The Bank also originates commercial real estate loans. At March 31, 1996 approximately $184,000, or 0.26% of the Bank's gross loan and mortgage-backed securities portfolio, was comprised of commercial real estate loans of which none was non-performing at that date. The largest commercial real estate loan is a permanent loan on an office building in Ray County, Missouri.

     In underwriting these loans, the Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are to the extent required by federal regulations performed by independent appraisers.

     Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

ORIGINATIONS, PURCHASES AND SALES OF LOANS

     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources.

     While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 1996, the Bank originated $12.8 million in fixed-rate loans and $1.1 million in adjustable rate loans.

     The Bank from time-to-time sells fixed rate loan originations as part of its asset/liabilities management policies. The Bank generally followed a policy of selling its fixed-rate loan originations during fiscal 1994. In early fiscal 1995, the Bank changed its policy to retain fixed-rate loan originations in portfolio. The Bank's Board of Directors has adopted an informal policy which is subject to change from time-to-time, of retaining fixed-rate loans in order to increase the overall level of fixed-rate loans in its portfolio up to 40% of total loans receivable. At March 31, 1996, fixed-rate loans comprised 36.41% of gross loan and mortgage-backed securities portfolio. Reflecting these policies, during the fiscal years ended March 31, 1996, 1995 and 1994, the Bank sold $0, $234,000, and $4.9 million, respectively, of one- to four-family fixed-rate real estate loans. Sales of these loans generally are beneficial to the Bank since these sales produce future servicing income, provide funds for additional lending and other investments and increase liquidity.

     During fiscal year 1996, the Bank purchased $7.5 million of real estate loans originated by other lenders all of which were secured by properties located in Missouri. At March 31, 1996, none of these loans was included in the Bank's non-performing assets. See "- Non-Performing Assets and Classified Assets." As part of the Bank's effort to increase the size of its loan portfolio, management anticipates that loan purchases may increase in the future. It is presently anticipated that such purchases would consist primarily of loans secured by one-to four-family residences located in the State of Missouri. The Bank employs the same underwriting standards for purchased loans as for loans originated by the Bank.

     In addition, the Bank purchases mortgage-backed securities, consistent with its asset/liability management objectives to complement its mortgage lending activities. The Board believes that the slightly lower yield carried by mortgage-backed securities is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to one- to four-family, non-residential and other types of loans. See "- Investment Securities--Mortgage-backed Securities."

     Loan originations during the year ended March 31, 1996 were substantially greater than the comparable period in the prior year. The Bank believes the increase was due to an increased emphasis on the origination of loans and increased loan demand within the Bank's market area, plus the availability of lower fixed-rate interest on long-term loans.

     The following table shows the loan and mortgage-backed securities origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                              Year Ended March 31,
                                          ----------------------------
                                            1996      1995      1994
                                          --------  --------  --------
                                                 (In Thousands)
Originations by type:
- --------------------
 Adjustable rate:
  One- to four-family...................  $   886   $ 4,746   $ 3,070
  Land..................................       20        --        --
  Commercial............................       --        --        --
  Construction..........................      229        --        --
  Consumer..............................       --        --        --
                                          -------   -------   -------
         Total adjustable-rate..........    1,135     4,746     3,070
                                          -------   -------   -------
Fixed rate:.............................
  One- to four-family...................    7,406     2,325     9,549
  Land..................................       11        49         6
  Commercial............................       --        --        --
  Construction..........................    1,502       273       258
  Consumer..............................    3,864     4,055     3,008
                                          -------   -------   -------
         Total fixed-rate...............   12,783     6,702    12,821
                                          -------   -------   -------
         Total loans originated.........   13,918    11,448    15,891
                                          -------   -------   -------
 ........................................
Purchases:..............................
- ---------
  One- to four-family...................    5,810       789        --
  Five or more..........................      491        --        --
  Commercial............................      640        --        --
  Mortgage-backed securities - at cost..      523     1,276     6,080
                                          -------   -------   -------
         Total purchased................    7,464     2,065     6,080
                                          -------   -------   -------

Sales and Repayments:
- --------------------
  One- to four-family...................       --       234     4,862
  Mortgage-backed securities sold - at
    amortized cost......................       --        --       700
                                          -------   -------   -------
         Total sales....................       --       234     5,562
                                          -------   -------   -------

  Principal repayments..................   13,356    13,535    17,395
                                          -------   -------   -------
         Total sales and repayments.....   13,356    13,769    22,957
                                          -------   -------   -------

Decrease (increase) in other items:
  Loans in process......................     (519)       88        42
  Deferred fees and discounts...........       39        25        58
  Allowance for loan losses.............      (12)       (2)      (24)
                                          -------   -------   -------
         Net increase (decrease)........  $ 7,534   $  (145)  $  (910)
                                          =======   =======   =======

ASSET QUALITY

     GENERAL. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, reminder notices are sent to borrowers. If payment is late, appropriate late charges are assessed and a notice of late charges is sent to the borrower. If the loan is in excess of 90 days delinquent, the loan will be referred to the Bank's legal counsel for collection. In all cases, if the Bank believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, management may refer loans for collection even sooner than the 90 days described above.

     When a loan becomes more than 90 days delinquent, the Bank will place the loan on non-accrual status and previously accrued interest income on the loan is charged against current income. The loan will remain on a non-accrual status as long as the loan is more than 90 days delinquent.

     Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Missouri and federal consumer protection laws.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 1996. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                        Loans Delinquent For
                         ------------------------------------------------------
                                60-89 Days                90 Days and Over             Total Delinquent Loans
                         -------------------------  ---------------------------  --------------------------------
                                          Percent                     Percent                            Percent
                                          of Loan                     of Loan                             of Loan
                         Number  Amount  Category   Number  Amount   Category     Number    Amount       Category
                         ------  ------  ---------  ------  ------  -----------  --------  --------     ---------
                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family..       3     $76      0.20%       2    $122        0.32%         5         $198      0.52%
  Land.................      --      --        --       --      --          --         --           --        --
  Commercial...........      --      --        --       --      --          --         --           --        --
  Construction.........      --      --        --       --      --          --         --           --        --
Consumer...............       1       6      0.13       --      --          --          1            6      0.13
                         ------  ------  --------   ------  ------  ----------   --------  -----------  --------

     Total.............       4     $82      0.33%       2    $122        0.32%         6         $204      0.65%
                         ======  ======  ========   ======  ======  ==========   ========  ===========  ========

     NON-PERFORMING ASSETS.   The table below sets forth the amounts and
categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, the Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                   Year Ended March 31,
                                              ------------------------------
                                               1996        1995        1994
                                              -------     ------      ------
                                                       (In Thousands)
Non-accruing loans:
  One- to four-family.......................   $  93      $ 109       $  96
  Land......................................      --         --          --
  Commercial................................      --         --          --
  Construction..............................      --         --          --
  Consumer..................................      --         --          --
                                               -----      -----       -----
     Total..................................      93        109          96
                                               -----      -----       -----

Accruing loans delinquent 90 days or more:
  One- to four-family.......................      29         59          75
  Land......................................      --         --          --
  Commercial................................      --         --          --
  Construction..............................      --         --          --
  Consumer..................................      --         --          --
                                               -----      -----       -----
     Total..................................      29         59          75
                                               -----      -----       -----

Foreclosed assets:
  One- to four-family.......................      --         --          11
  Land......................................      --         --          --
  Commercial................................      --         --          --
  Construction..............................      --         --          --
  Consumer..................................       2         --          --
                                               -----      -----       -----
     Total..................................       2         --          11
                                               -----      -----       -----

Total non-performing assets.................   $ 124      $ 168       $ 182
                                               =====      =====       =====
Total classified assets.....................   $ 412      $ 480       $ 434
                                               =====      =====       =====
Total non-performing assets as a
  percentage of total assets................    0.15%      0.22%       0.24%
                                               =====      =====       =====
Total non-performing loans as a
  percentage of total loans receivable......    0.29%      0.50%       0.58%
                                               =====      =====       =====

     For the year ended March 31, 1996 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $11,000. The amount that was included in interest income on such loans was $11,000 for the year ended March 31, 1996.

     CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1996, the Bank had classified a total of $412,000 of its assets as substandard, $0 as doubtful, and $0 as loss. At March 31, 1996, total classified assets comprised $412,000, or 2.6% of the Bank's capital, or 0.5% of the Bank's total assets.

     OTHER LOANS OF CONCERN. In addition to the non-performing and classified loans set forth in the tables above, as of March 31, 1996, there were no other loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 1996, the Bank had no real estate properties acquired through foreclosure.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 1996, the Bank had a total allowance for loan losses of $131,000, representing 107% of total non-performing loans and 0.29% of the Bank's loans, net. See Note 5 of the Notes to Consolidated Financial Statements.

     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                       At March 31,
                           ------------------------------------------------------------------------------------------------
                                          1996                           1995                            1994
                           --------------------------------  ------------------------------  ------------------------------
                                                   Percent                         Percent                         Percent
                                                  of Loans                        of Loans                        of Loans
                                          Loan     in Each                Loan     in Each                Loan     in Each
                           Amount of    Amounts   Category   Amount of  Amounts   Category   Amount of  Amounts   Category
                           Loan Loss       by     to Total   Loan Loss     by     to Total   Loan Loss     by     to Total
                           Allowance    Category    Loans    Allowance  Category    Loans    Allowance  Category    Loans
                           ---------    --------  ---------  ---------  --------  ---------  ---------  --------  ---------
                                                               (Dollars in Thousands)
Real estate:
   One- to four-family..     $   71     $38,395     83.63%     $   61  $ 28,969      86.17%    $    48  $ 25,531     86.24%
   Land.................          1         123      0.27           1       101       0.30           1        67      0.23
   Commercial...........          2         184      0.40           2       157       0.47           2       220      0.74
   Construction.........          3       2,674      5.82           4       358       1.06           7       703      2.37
 Consumer...............         19       4,535      9.88          22     4,033      12.00          12     3,083     10.42
 Unallocated............         35          --        --          29        --         --          47        --        --
                             ------     -------    ------      ------  --------     -------    -------  --------    ------
        Total...........     $  131     $45,911    100.00%     $  119  $ 33,618     100.00%    $   117  $ 29,604    100.00%
                             ======     =======    ======      ======  ========     ======     =======  ========    ======

     The portion of the allowance to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                        Year Ended March 31,
                                                       ----------------------------------------------------
                                                          1996                1995                   1994
                                                       ---------            --------              ---------
                                                                          (In Thousands)
   Balance at beginning of period....................  $   119               $   117              $    93

   Charge-offs:
   -----------
     One- to four-family.............................       --                   (23)                  (4)
     Land............................................       --                    --                   --
     Commercial......................................       --                    --                   --
     Construction....................................       --                    --                   --
     Consumer........................................       (2)                   --                   --
                                                       -------               -------              -------
                                                            (2)                  (23)                  (4)
                                                       -------               -------              -------

   Recoveries:
   ----------
     One- to four-family.............................       --                    25                    2
     Land............................................       --                    --                   --
     Commercial......................................       --                    --                   --
     Construction....................................       --                    --                   --
     Consumer........................................       --                    --                   --
                                                       -------               -------              -------
                                                            --                    25                    2
                                                       -------               -------              -------

   Net recoveries (charge-offs)......................       (2)                    2                   (2)
   Additions charged to operations...................       14                    --                   26
                                                       -------               -------              -------
   Balance at end of period..........................  $   131               $   119              $   117
                                                       =======               =======              =======

   Ratio of net recoveries (charge-offs) during the
    period to average loans outstanding during the
    period...........................................       --%                 0.01%              (0.01)%
                                                       =======               =======              =======

   Ratio of net recoveries (charge-offs) during
    the period to average non-performing assets......   (1.43)%                  .90%              (1.10)%
                                                       =======               =======              =======

INVESTMENT ACTIVITIES

     GENERAL. Hardin Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.74%. See "Regulation--Liquidity."

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

     MORTGAGE-BACKED SECURITIES. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable rates of interest. The Bank has invested primarily in federal agency securities, principally Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Fannie Mae ("FNMA") obligations. At March 31, 1996, the Bank's investment in mortgage-backed securities totalled $24.2 million or 29.0% of its total assets.

     During the fiscal year ended March 31, 1996, the Bank transferred $8.1 million of mortgage-backed securities from its held-to-maturity account to its available-for-sale account. These securities are reported at fair market value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity. The balance of the Bank's mortgage-backed securities, or $16.3 million, are reported at amortized cost and are retained in the Bank's held-to-maturity account. During the fiscal year ended March 31,1 996, the Bank did not sell any of its mortgage-backed securities. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

     The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government.

     Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

     The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at March 31, 1996.

                                                                                         At
                                                                                      March 31,
                                                         Due in                          1996
                          ------------------------------------------------------
                           6 Months        1 to      3 to 10     10 to 20    Over 20    Balance
                           or Less        3 Years     Years        Years      Years   Outstanding
                          ----------      -------    -------     --------    -------  -----------

                                                   (Dollars in Thousands)
Government National
 Mortgage Association...  $     --       $    --  $    --      $     --  $   2,142     $   2,142

Federal Home Loan
 Mortgage Corporation...       157           --        423          356      8,108         9,044

Federal National
 Mortgage Corporation...        --           --        395        1,028     11,597        13,020
                          --------       ------   --------     --------  ---------     ---------

  Total.................  $    157       $   --   $    818     $  1,384  $  21,847     $  24,206
                          ========       ======   ========     ========  =========     =========

     INVESTMENT SECURITIES. At March 31, 1996, the Bank's investment securities (including a $742,000 investment in the common stock of the FHLB of Des Moines) totalled $7.1 million, or 8.52% of its total assets. It is the Bank's general policy to purchase U.S. Government securities and federal agency obligations and other investment securities. See Note 3 of the Notes to Consolidated Financial Statements.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totalled $1.6 million as of March 31, 1996, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 1996, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.

                                                                                At March 31,
                                            ------------------------------------------------------------------------------
                                                    1996                          1995                        1994
                                            ---------------------         ----------------------        ------------------
                                             Book          % of           Book            % of          Book         % of
                                             Value         Total          Value           Total         Value        Total
                                            --------       ------         ------         -------        -----        -----
                                                                           (Dollars in Thousands)

Investment securities:/(1)/
- ---------------------
U.S. government securities............      $    --            --%       $ 3,667          28.67%       $ 4,898      48.28%
Federal agency obligations............        6,363         50.76          4,093          31.99          1,700       16.76
                                            -------        ------        -------        -------        -------     -------
     Subtotal.........................                                     7,760          60.66          6,598       65.04
FHLB stock............................          742          5.92            727           5.68            727        7.16
                                            -------        ------        -------        -------        -------     -------
     Total investment securities
      and FHLB stock..................      $ 7,105         56.68%       $ 8,487          66.34%       $ 7,325       72.20%
                                            =======        ======        =======        =======        =======     =======
Average remaining life of investment
 securities excluding FHLB stock......      4 years                      2 years                       2 years

Other interest-earning assets:
- -----------------------------
Interest-bearing deposits.............      $ 5,430         43.32%       $ 4,306          33.66%       $ 2,820       27.80%

Total Investment Portfolio............      $12,535        100.00%       $12,793         100.00%       $10,145      100.00%
                                            =======          ====        =======           ====        =======        ====

______________________
     /(1)/ The Bank adopted SFAS No. 115 on April 1, 1994. Investment securities with an original maturity of less than 5 years are classified as available-for-sale and are valued at fair value at March 31, 1996 and 1995. At March 31, 1994, investment securities are reflected at amortized cost.

     The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                      At March 31, 1996
                                       ------------------------------------------------
                                       Less Than           1 to 5        Investment
                                         1 Year             Years         Securities
                                       ----------         ----------     --------------
                                       Book Value         Book Value     Market Value(1)
                                       ----------         ----------     ---------------
                                              (Dollars in Thousands)
U.S. Government securities...        $       --          $        --      $        --
Federal agency obligations...             2,496                3,867            6,363
                                     ----------          -----------      -----------

Total investment securities..        $    2,496          $     3,867      $     6,363
                                     ==========          ===========      ===========

Weighted average yield.......              5.18%               5.95%            5.45%

______________________
     /(1)/ Due to the adoption of SFAS No. 115, all securities are held at market value.

     The Bank's investment securities portfolio at March 31, 1996, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

     Hardin Federal's investments, including the mortgage-backed and related securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

     OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 1996, the Bank had $16.3 million in mortgage-backed securities held to maturity and investment securities with maturities of less than five years available for sale with a fair value of $6.4 million. See Note 3 of the Notes to the Consolidated Financial Statements.

SOURCES OF FUNDS

     GENERAL. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

     FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At March 31, 1996, the Bank had total FHLB advances of $0 million with the capacity to borrow an additional $14.8 million. See "- Borrowings" and Note 8 of the Notes to Consolidated Financial Statements.

     DEPOSITS. Hardin Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, commercial demand, NOW, money market deposit and certificate accounts. The certificate accounts currently range in terms from 90 days to four years.

     The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. Currently, Hardin Federal solicits deposits from its market area only, and does not use brokers to obtain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its profitability objectives giving consideration to its asset/liability management. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the savings flows at the Bank during the periods indicated.

                                               Year Ended March 31,
                                          ------------------------------
                                             1996       1995      1994
                                          ---------   --------  --------

Opening balance........................     $67,449   $66,722   $67,476
Deposits...............................      89,906    59,441    47,689
Withdrawals............................      94,205    61,523    51,108
Interest credited......................       3,455     2,809     2,665
                                            -------   -------   -------

Ending balance.........................     $66,605   $67,449   $66,722
                                            =======   =======   =======

Net increase (decrease)................     $  (844)  $   727   $  (754)
                                            =======   =======   =======

Percent increase (decrease)............       (1.25)%    1.09%    (1.12)%
                                            =======   =======   =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                                        At March 31,
                                                          -------------------------------------------------------------------------
                                                                  1996                      1995                     1994
                                                          ---------------------    -----------------------  -----------------------
                                                                       Percent                  Percent                  Percent
                                                            Amount     of Total      Amount     of Total      Amount     of Total
                                                          ----------  ---------    ----------  -----------  ----------  -----------
                                                                                   (Dollars in Thousands)
Transactions and Savings Deposits:/(1)/
- ---------------------------------
 Commercial Demand....................................    $   165         0.25%    $   126         0.19%    $    87         0.13%
 Passbook Accounts....................................      3,675         5.51       3,958         5.87       4,773         7.15
 NOW Accounts.........................................      1,825         2.74       1,986         2.94       1,932         2.89
 Money Market.........................................      4,053         6.08       4,115         6.09       6,147         9.21
                                                          -------      -------     -------      -------     -------       ------

 Total Non-Certificates...............................      9,718        14.58      10,185        15.09      12,939        19.38
                                                          -------      -------     -------      -------     -------       ------

Certificates:
- ------------

 2.00 - 3.99%........................................        110         0.17       3,949         5.85      28,695        42.99
 4.00 - 5.99%........................................     36,980        55.50      36,487        54.07      20,817        31.18
 6.00 - 7.99%........................................     19,414        29.13      15,810        23.43       2,744         4.11
 8.00 - 9.99%........................................        383         0.57       1,018         1.51       1,527         2.29
                                                         -------      -------     -------      -------     -------       ------

Total Certificates...................................     56,887        85.37      57,264        84.86      53,783        80.57
Accrued interest payable.............................         30         0.05          32         0.05          32         0.05
                                                         -------      -------     -------      -------     -------       ------
Total deposits and accrued interest payable..........    $66,635       100.00%    $67,481       100.00%    $66,754       100.00%
                                                         =======      =======     =======      =======     =======       ======

________________________
     /(1)/ See Note 7 of the Notes to Consolidated Financial Statements.

     The following tables shows rate and maturity information for the Bank's certificates of deposit as of March 31, 1996.

                                                            2.00-        4.00-       6.00-        8.00-                Percent
                                                            3.99%        5.99%       7.99%        9.99%    Total      of Total
                                                            -----        -----       -----        -----    -----      --------
                                                                                 (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
- -----------------
June 30, 1996........................................    $   110      $ 9,007     $10,067      $    78     $19,262        33.86%
September 30, 1996...................................         --        8,846         220          120       9,186        16.15
December 31, 1996....................................         --        7,608         930          175       8,713        15.32
March 31, 1997.......................................         --        4,504         329            3       4,836         8.50
June 30, 1997........................................         --        1,113          13           --       1,126         1.98
September 30, 1997...................................         --        2,636         444           --       3,080         5.41
December 31, 1997....................................         --          605         252           --         857         1.51
March 31, 1998.......................................         --        1,043          85           --       1,128         1.98
June 30, 1998........................................         --          613          27           --         640         1.13
September 30, 1998...................................         --          464          27           --         491         0.86
December 31, 1998....................................         --           97          16            2         115         0.20
March 31, 1999.......................................         --           39         656           --         695         1.22
Thereafter...........................................         --          405       6,348            5       6,758        11.88
                                                         -------      -------     -------      -------     -------       ------

   Total.............................................    $   110      $36,980     $19,414      $   383     $56,887       100.00%
                                                         =======      =======     =======      =======     =======       ======

   Percent of total..................................       0.19%       65.01%      34.13%        0.67%     100.00%
                                                         =======      =======     =======      =======     =======

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 1996.

                                                                             Maturity
                                                           ---------------------------------------------
                                                                      Over    Over
                                                           3 Months  3 to 6  6 to 12    Over
                                                           or Less   Months  Months   12 Months   Total
                                                           --------  ------  -------  ---------  -------
                                                                          (In thousands)
Certificates of deposit less than $100,000............      $17,618  $8,733  $12,587    $13,697  $52,635

Certificates of deposit of $100,000 or more...........        1,556     414      800      1,043    3,813

Public funds /(1)/....................................           88      39      162        150      439
                                                            -------  ------  -------    -------  -------

Total certificates of deposit.........................      $19,262  $9,186  $13,549    $14,890  $56,887
                                                            =======  ======  =======    =======  =======

__________________________
     /(1)/ Deposits from governmental and other public entities, including deposits greater than $100,000.


     BORROWINGS. Hardin Federal's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the

FHLB, subject to regulatory collateral requirements. At March 31, 1996, the Bank had $742,000 of FHLB of Des Moines stock. The Bank has the ability to purchase additional capital stock from the FHLB. For additional information regarding the term to maturity and average rate paid on FHLB advances, see
Note 8 of the Notes to Consolidated Financial Statements and "- Lending Activities."

     The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                    Year Ended March 31,
                                  ------------------------
                                   1996    1995    1994
                                  ------   -----   -----
                                      (In Thousands)
Maximum Balance:
- ---------------
 FHLB advances..........          $1,500  $2,500   $  --

Average Balance:
- ---------------
 FHLB advances..........          $  208  $  654   $  60

SERVICE CORPORATION ACTIVITIES

     As a federally chartered savings bank, Hardin Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately $1.7 million at March 31, 1996, in the stock of, or loans to, service corporation subsidiaries. Hardin Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At March 31, 1996, Hardin Federal had one subsidiary, Hardin Savings Service Corporation ("HSSC"). HSSC was established in 1993 for the purpose of offering credit life, disability and accident insurance to its customers. At March 31, 1996, the Bank's investment in HSSC was $18,000. For the year ended March 31, 1996, HSSC had pre-tax income of approximately $9,000.


                                  REGULATION


GENERAL

     Hardin Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of the Bank, the

Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the SAIF. The deposits of the Bank are insured by the SAIF of the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of October 1995 and February 1996, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

     All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Bank's OTS assessment for the fiscal year ended March 31, 1996, was approximately $25,650.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1996, the Bank's lending limit under this restriction was $1.6 million. The Bank is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted. The guidelines are not expected to materially effect the Bank.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

     Hardin Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund ("BIF") of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC has reported that the BIF attained the 1.25% reserve ratio in May 1995 but that the SAIF is not likely to reach the 1.25% reserve ratio until 2002. In August 1995, the FDIC issued final regulations to reduce the assessment rates for the BIF. Under the revised assessment schedule, which became effective on June 1, 1995, BIF-insured institutions paid an average of 0.045% of deposits, with new assessment rates ranging from 0.04% of deposits to 0.31% of deposits. The FDIC refunded any assessments collected in excess of those due under the revised schedule. On November 14, 1995, the FDIC voted to reduce annual BIF assessments to the legal minimum of $2,000, effective January 1, 1996 for all BIF-insured institutions except for those that were not well capitalized or were assigned to the higher supervisory risk categories. It is estimated that 92% of the BIF-insured institutions will pay only the minimum annual assessment. SAIF-insured institutions will continue to pay assessments at the current assessment rates until the SAIF attains the 1.25% reserve ratio. The resulting disparity in deposit insurance assessments between SAIF members and BIF members is likely to provide BIF-insured institutions with certain competitive advantages in the pricing of loans and deposits, and in lowered operating costs, pending any legislative action to remedy the disparity.

     The proposed Balanced Budget Act of 1995 (the "Budget Act"), which was vetoed by the President, included provisions that focused on a resolution of the financial problems of the SAIF. Under the provisions of the Budget Act, all SAIF member institutions would pay a special assessment to recapitalize the SAIF, and the assessment base for the payments on bonds ("FICO bonds") that were issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation, would be expanded to include the deposits of both BIF- and SAIF-insured institutions. The amount of the special assessment required to recapitalize the SAIF has been estimated to be approximately 80 basis points of the SAIF-assessable deposits. This estimate of the special SAIF assessment is less than the assessment of 85 to 90 basis points that had been previously estimated. The special assessment would have been imposed on the first business day of January 1996, or on such other date prescribed by the FDIC not later than 60 days after enactment of the Budget Act, based on the amount of SAIF deposits on March 31, 1995. The Budget Act would have also permitted BIF-insured institutions with deposits subject to SAIF assessments to reduce such SAIF-deposits by 20% in computing the institution's special assessment. If a 90 basis point assessment were assessed against the Bank's deposits as of March 31, 1996, the Bank's aggregate special SAIF assessment would be approximately $600,000, and an assessment of 80 basis points would be $533,088. Assuming this special assessment is tax deductible, the charge to earnings, net of income tax benefits, will be approximately $390,000. Future assessments would then be anticipated to be reduced to .04% to .31% of eligible deposits, based on the risk classification assigned to the Bank by the FDIC. The Budget Act also would have provided that the BIF could not assess regular insurance assessments when it has a reserve ratio of 1.25% or more except on those of its member institutions that have been found to have "moderately severe" or "unsatisfactory" financial, operational, or compliance weaknesses.

     The Budget Act also provided for the merger of the BIF and SAIF on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. Congressional leaders had also agreed that Congress should consider and act upon separate legislation to eliminate the thrift charter as early as possible in 1996. If adopted, such legislation would require that the Bank, as a federal savings bank, convert to a bank charter. Such a requirement to convert to a bank charter could cause the Bank to lose the favorable tax treatment for its bad debt reserves that it currently enjoys under Section 593 of the Code and to have all or part of its existing bad debt reserves recaptured into income. At March 31, 1996, the Bank had a balance of approximately $2.0 million in bad debt reserves.

     The above described provisions of the Budget Act were not the basis for the President's veto, and Congressional leaders have indicated that these provisions will be the basis for future legislation to recapitalize the SAIF. If enacted by Congress, such legislation would have the effect of reducing the capital of SAIF member institutions by the after-tax cost of the special SAIF assessment, plus any related additional tax liabilities. The legislation would also have the effect of reducing any differential that may otherwise be required in the assessment rates for the BIF and SAIF.

REGULATORY CAPITAL REQUIREMENTS

     Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. Generally, these capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At March 31, 1996, the Bank had $ 0 of intangible assets and a valuation allowance, net of tax under SFAS No. 115 of $155,000.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank has one service corporation subsidiary.

     At March 31, 1996, the Bank had tangible capital of $10.9 million, or 13.8% of adjusted total assets, which is approximately $9.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.
At March 31, 1996, the Bank had no intangibles which were subject to these tests.

     At March 31, 1996, the Bank had core capital equal to $10.9 million, or 13.8% of adjusted total assets, which is $8.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At March 31, 1996, the Bank had $131,000 of general loan valuation allowances, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio (these items are excluded on a sliding scale through March 31, 1995, after which they must be excluded in their entirety) and reciprocal holdings of qualifying capital instruments. Hardin Federal had $28,000 of such exclusions from capital and assets at March 31, 1996.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless the loan amount in excess of such ratio is insured by an insurer approved by the FNMA or FHLMC.

     On March 31, 1996, the Bank had total capital of $11 million (including approximately $10.9 million in core capital and $131,000 in qualifying supplementary capital) and risk-weighted assets of $33.3 million (with no converted off-balance sheet assets); or total capital of 33% of risk-weighted assets. This amount was $8.4 million above the 8% requirement in effect on that date.

     The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS adopts the process by which savings associations may appeal an interest rate risk deduction determination. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

     Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. Effective December 19, 1992, the federal banking agencies, including the OTS, were given additional enforcement authority over undercapitalized depository institutions. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

      As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions, which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     Any undercapitalized association is also subject to the general enforcement activity of the OTS and the FDIC, including the appointment of a receiver or conservator.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on Hardin Federal may have a substantial adverse effect on the Bank's operations and profitability and the value of the Company's common stock. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of its common stock, such issuance may result in the dilution in the percentage of ownership to current shareholders.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

     OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "- Regulatory Capital Requirements."

     Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

     Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank is required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined by regulation) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. A savings association will be considered in troubled condition if it has a CAMEL rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

LIQUIDITY

     All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 7.74% and a short-term liquid assets ratio of 6.75%.

ACCOUNTING

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Bank is in compliance with these amended rules.

QUALIFIED THRIFT LENDER TEST

     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At March 31, 1996, the Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in February 1996 and received a rating of "satisfactory."

TRANSACTIONS WITH AFFILIATES

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

HOLDING COMPANY REGULATION

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

FEDERAL SECURITIES LAW

     The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At March 31, 1996, the Bank had $742,000 of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 8.28% and were 7.24% for fiscal 1996. For the fiscal year ended March 31, 1996, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $53,000, which constitutes a $6,000 decrease over the amount of dividends received in fiscal year 1995. No assurance can be given that such dividends will continue in the future at such levels.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

     If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four-year period. No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

     Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At March 31, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is possible that these limitations will be a limiting factor in the future.

     In addition to the regular federal income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1996, the Bank's Excess for tax purposes totaled approximately $2.0 million.

     The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Bank has not been audited by the IRS recently with respect to federal income tax returns. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

     Legislation currently pending in Congress contains a provision that would repeal the tax bad-debt reserve currently available to thrifts (including the percentage of taxable income method) for tax years beginning after December 31, 1995. If enacted, the Bank would have to change to the experience method of computing its bad debt deduction. The legislation would require a thrift to recapture the portion of its bad debt reserve that exceeds the base year reserve (defined as the tax reserve of the last taxable year beginning before 1988). The amount of the recapture would generally be taken into taxable income ratably over a six year period.

     At March 31, 1996 the Bank's bad debt reserve exceeded the base year reserve by approximately $425,000. In accordance with SFAS No. 109 a deferred tax liability has been established for the tax effect of this item. Management cannot predict whether the pending legislation will be enacted, or if enacted, the final form of such legislation and its ultimate impact on the Bank.

     MISSOURI TAXATION. The State of Missouri has a corporate income tax; however, savings associations are exempt from such tax. Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income as defined in the Missouri statutes. This tax is a prospective tax for the privilege of the Bank exercising its corporate franchise within the state, based on its net income for the preceding year. The tax is in lieu of all other state taxes on thrifts, except taxes on real estate, tangible personal property owned by the taxpayer and held for lease or rental to others, certain payroll taxes, and sales and use taxes.

     DELAWARE TAXATION. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

COMPETITION

     Hardin Federal faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, credit unions and savings institutions located in the Bank's market area. Commercial banks, credit unions and savings institutions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates. See "Business - Lending Activities."

     The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks, credit unions and savings institutions located in these communities. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and withdrawal privileges.

     The Bank serves primarily Ray and Clay Counties, Missouri. There are seven commercial banks, one credit union and one savings institution, other than Hardin Federal, which compete for deposits and loans in Ray County, Missouri. In Clay County, Missouri, there are 36 commercial banks, 44 credit unions, and 10 savings institutions, other than Hardin Federal, which compete for deposits and loans in Clay County, Missouri.

EMPLOYEES

     At March 31, 1996, the Bank had a total of 19 full-time and 3 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK WHO ARE NOT DIRECTORS

     KAREN K. BLANKENSHIP. Mrs. Blankenship, age 52, is the Senior Vice President and Secretary of the Bank, responsible for the supervision of the accounting department and reporting to the regulatory authorities. Mrs. Blankenship joined the Bank as a teller in 1967, and has served the Bank in various capacities prior to her promotion to Senior Vice President in 1993. Ms. Blankenship has been nominated to serve on the Board of Directors of the Company for a one-year term. Stockholders of the Company will vote on a proposal to approve this nomination at the Annual Meeting of Stockholders to be held on July 25, 1996.

     LYNDON M. GOODWIN. Mr. Goodwin, age 51, is currently Vice President of the Bank responsible for the supervision of all lending operations of the Bank. Prior to joining the Bank in 1994, Mr. Goodwin was a County Supervisor of the United States Department of Agriculture, Farmer's Home Administration, for 28 years.

     WILLIAM L. HOMAN. Mr. Homan, age 48, joined the Bank in June 1995 as Vice President and Treasurer. In that capacity, Mr. Homan is responsible for the supervision of all investments and cash flows of the Bank. Prior to joining the Bank, Mr. Homan was President and Chief Executive Officer of Brenton Savings Bank, FSB, Ames, Iowa. Mr. Homan has been nominated to serve on the Board of Directors of the Company for a two-year term. Stockholders of the Company will vote on a proposal to approve this nomination at the Annual Meeting of Stockholders to be held on July 25, 1996.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     The Bank conducts its business through three offices, which are located in Ray and Clay Counties, Missouri. The Bank owns its main office and the Excelsior Springs, Missouri branch. The Bank's Richmond, Missouri branch is leased. The following table sets forth information relating to each of the Bank's offices as of March 31, 1996. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 1996 was approximately $510,000. See Note 6 of the Notes to Consolidated Financial Statements.

                                                   Total
                                                Approximate
                                     Date         Square     Net Book Value at
         Location                  Acquired       Footage     March 31, 1996
- ------------------------------     --------     -----------  -----------------
Main Office:                         1963          4,600         $ 30,000
 100-04 North Second Street
 Hardin, Missouri

Branch Offices:/(1)/
 201 North Jesse James Road          1990          2,024         $471,000
 Excelsior Springs, Missouri

 208 West Main Street              Leased          1,200            N/A
 Richmond, Missouri             (expires 1996)

_________________________
     /(1)/ The Bank has entered into a contract to acquire land to build a new branch office in Richmond, Missouri and to vacate its current Richmond, Missouri branch location. The Bank expects construction on this branch facility to begin in 1997. The Bank has begun a renovation and expansion of its Excelsior Springs, Missouri branch. It is expected that the renovation and expansion will be completed during September 1996 and it is estimated that the costs of improvement will approximate $235,000.


     Hardin Federal believes that its current and planned facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company.

     The Bank maintains an on-line data base with an independent service bureau servicing financial institutions.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company and Hardin Federal are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Hardin Federal and the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial position or results of operations on a consolidated basis.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1996.

     On April 16, 1996, the Company held a Special Meeting of Stockholders for the purpose of having stockholders consider and vote upon the ratification and adoption of the Company's 1995 Stock Option and Incentive Plan and the Company's Recognition and Retention Plan.

     The Stock Option and Incentive Plan, which required the affirmative vote of a majority of the holders of the Company's outstanding common stock, was approved by the following: 660,104 votes for, 37,115 votes against, 4,985 votes withheld, and 0 broker non-votes. The Recognition and Retention Plan, which required the affirmative vote of a majority of the holders of the Company's outstanding common stock, was approved by the following: 614,804 votes for, 82,415 votes against, 4,985 votes withheld, and 0 broker non-votes.


                                 PART II
                                 -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         --------------------------------------------------------------------
MATTERS
- --------

     Page 41 of the attached 1996 Annual Report to Shareholders is herein incorporated by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
          -------------------------------------------------------------------

     Pages 5 to 17 of the attached 1996 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS
- -----------------------------

     Pages 18 to 40 of the attached 1996 Annual Report to Shareholders are herein incorporated by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------------------------------------------

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                 PART III
                                 --------


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

     Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 25, 1996.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 25, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 25, 1996.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 25, 1996.

                                     PART IV
                                     -------


   ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
             --------------------------------------

          (a) (1)  Financial Statements:
          -----------------------------

          The following information appearing in the Registrant's Annual Report to Shareholders for the year ended March 31, 19is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13 .

                                                                                Page in
                                                                                Annual
            Annual Report Section                                               Report
            ---------------------                                               -------
Report of Independent Auditors ...............................................    18

Consolidated Balance Sheets at March 31, 1996 and 1995 .......................    19

Consolidated Statements of Earnings for the Years ended March 31, 1996, 1995
and 1994 .....................................................................    20

Consolidated Statements of Stockholders' Equity for the Years ended
 March 31, 1996, 1995 and 1994 ...............................................    21

Consolidated Statements of Cash Flows for the Years ended March 31, 1996,
 1995 and 1994 ...............................................................    22

Notes to Consolidated Financial Statements ...................................    24

          (a) (2)  Financial Statement Schedules:
          --------------------------------------


          All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.


          (a) (3)  Exhibits:
          -----------------

                                                                            Sequential Page
                                                          Reference to        Number Where
 Regulation                                             Prior Filing or     Attached Exhibits
S-B Exhibit                                             Exhibit Number     Are Located in this
   Number                     Document                  Attached Hereto   Form 10-KSB Report
- ------------   --------------------------------------   ---------------   -------------------
     2         Plan of acquisition, reorganization,          None            Not applicable
               arrangement, liquidation or succession

     3         Certificate of Incorporation and Bylaws         *             Not applicable

     4         Instruments defining the rights of              *             Not applicable
               security holders, including indentures

     9         Voting trust agreement                        None            Not applicable

    10.1       1995 Stock Option and Incentive Plan           **             Not Applicable

    10.2       Employment Agreement with Robert W.             *             Not applicable
               King

    10.3       Employment Agreement with Karen K.              *             Not Applicable
               Blankenship

    10.4       Employee Stock Ownership Plan                   *             Not Applicable

    10.5       Recognition and Retention Plan                 **             Not applicable

    10.6       Deferred Compensation Agreement                 *             Not applicable

    10.7       Compensation Agreement with Directors           *             Not Applicable

     11        Statement re: computation of per              None            Not applicable
               share earnings

     12        Statement re: computation or ratios       Not required        Not applicable

     13        Annual Report to Security Holders              13                 Page 48

                                                                                   Sequential Page
                                                                 Reference to       Number Where
 Regulation                                                    Prior Filing or   Attached Exhibits
S-B Exhibit                                                    Exhibit Number     Are Located in this
   Number                     Document                         Attached Hereto   Form 10-KSB Report
- -----------   --------------------------------------          ----------------   --------------------
     16        Letter re: change in certifying                      None            Not applicable
               accountant

     18        Letter re: change in accounting                      None            Not applicable
               principles

     21        Subsidiaries of Registrant                            21                 Page 92

     22        Published report regarding matters                   None           Not applicable
               submitted to vote of security holders

     23        Consent of experts and counsel                       None           Not applicable

     24        Power of Attorney                                Not Required       Not applicable

     27        Financial Data Schedule                               27                Page 93

     28        Information from reports furnished to                None           Not applicable
               State insurance regulatory authorities

     99        Additional exhibits                                  None           Not applicable

___________________

     *Filed on June 23, 1995, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-93888), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     **Filed on March 18, 1996, as exhibits to the Registrant's definitive proxy statement relating to the Registrant's special meeting of stockholders held on April 16, 1996. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


          (b)  Reports on Form 8-K:
          ------------------------

          No current reports on Form 8-K were filed by the Company during the three months ended March 31, 1996.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HARDIN BANCORP, INC.



Date: June 27, 1996                By: /s/ Robert W. King
                                       ---------------------------------------
                                       Robert W. King
                                       (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Robert W. King                              By: /s/ Ivan R. Hogan
    ------------------------------------                ----------------------------------------
    Robert W. King, President                          Ivan R.  Hogan
     Chief Executive Officer and Director               Chairman of the Board

 Date: June 27, 1996                                Date: June 27, 1996

By: /s/ Karen K. Blankenship                        By: /s/ David K. Hatfield
    ------------------------------------                ----------------------------------------
    Karen K. Blankenship, Senior Vice                   David K. Hatfield, Director
     President and Secretary

Date: June 27, 1996                                 Date: June 27, 1996

By: /s/ David D. Lodwick                            By: /s/ W. Levan Thurman
    ------------------------------------                ----------------------------------------
    David D. Lodwick, Director                          W. Levan Thurman, Director

Date: June 27, 1996                                 Date: June 27, 1996

By: /s/ William L. Homan
    ------------------------------------
    William L. Homan, Vice President
     and Treasurer

Date: June 27, 1996

                                 EXHIBIT INDEX

2 Plan of acquisition, reorganization, arrangement, liquidation or succession (none)

3    Certificate of Incorporation and Bylaws *

4    Instruments defining the rights of security holders, includingindentures *

9    Voting trust agreement *(none)

10.1 1995 Stock Option and Incentive Plan *

10.2 Employment Agreement with Robert W. King *

10.3 Employment Agreement with Karen K. Blankenship *

10.4 Employee Stock Ownership Plan *

10.5 Recognition and Retention Plan *

10.6 Deferred Compensation Agreement *

10.7 Compensation Agreement with Directors *

11   Statement re: computation of per share earnings (none)

12   Statement re: computation or ratios (not required)

13   Annual Report to Security Holders

16   Letter re: change in certifying accountant (none)

18   Letter re: change in accounting principles (none)

21   Subsidiaries of Registrant

22 Published report regarding matters submitted to vote of security holders (none)

23   Consent of experts and counsel (none)

24   Power of Attorney (not required)

27   Financial Data Schedule

28 Information from reports furnished to State insurance regulatory authorities (none)

99   Additional exhibits

__________________________
*    Filed Previously