Form 10KSB/A
period 1996-03-31
HARDIN BANCORP INC
filed 1996-07-03
CIK 947220

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM  __________________ TO _____________________

          COMMISSION FILE NUMBER 0-26560

                              HARDIN BANCORP, INC.
       ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      43-1719104
- ----------------------------------          ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     2nd and Elm Streets, Hardin, Missouri                  64035
- --------------------------------------------------       ------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (816) 398-4312
                                                    ---------- --------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----
          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES  X .  NO    .
                                        ---     ----

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

     Parts II and III of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1996.

        Part III of Form 10-KSB - Portions of the Proxy Statement for 1996 Annual Meeting of Stockholders.

                                    PART IV
                                    -------


   ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
             --------------------------------------

        (a) (3)  Exhibits:
        ------------------


                                                         Sequential Page
                                        Reference to     Number Where
Regulation                              Prior Filing or  Attached Exhibits
S-B Exhibit                             Exhibit Number   Are Located in this
  Number       Document                 Attached Hereto  Form 10-KSB/A Report
- -------------  -----------------------  ---------------  --------------------
27             Financial Data Schedule        27                 Page 5


                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HARDIN BANCORP, INC.



   Date: June 27, 1996                 By:  /s/ Robert W. King
                                           ------------------
                                            Robert W.  King
                                            (Duly Authorized Representative)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Robert W. King                           By:  /s/ Ivan R. Hogan
   ---------------------------------                 --------------------------
   Robert W.  King, President                        Ivan R.  Hogan
   Chief Executive Officer and Director              Chairman of the Board

Date: June 27, 1996                              Date: June 27, 1996

By: /s/ Karen K. Blankenship                     By:  /s/ David K. Hatfield
   ---------------------------------                 --------------------------
   Karen K. Blankenship, Senior Vice                 David K. Hatfield, Director
   President and Secretary

Date: June 27, 1996                              Date: June 27, 1996

By: /s/ David D. Lodwick                         By:  /s/ W. Levan Thurman
   ---------------------------------                 --------------------------
    David D. Lodwick, Director                       W. Levan Thurman, Director

Date: June 27, 1996                              Date: June 27, 1996

By: /s/ William L. Homan
   ---------------------------------
   William L. Homan, Vice President
   and Treasurer

Date: June 27, 1996

                                 EXHIBIT INDEX

   27   Financial Data Schedule