Form 10QSB
period 1996-06-30
HARDIN BANCORP INC
filed 1996-08-14
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

     For the transition period from                  to




                  Commission File Number 0-26560


                       HARDIN BANCORP, INC.
      (Exact name of Registrant as specified in its Charter)



         Delaware                               43-1719104
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)


  2nd and Elm Street, Hardin, Missouri             64035
(Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code:(816) 398-4312

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes (X)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.


Common stock, .01 par value                          1,012,180
     Class                                           Outstanding at
                                                    June 30, 1996

                       HARDIN BANCORP, INC.

                             CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements                           Page

              Consolidated Balance Sheets                       1

              Consolidated Statements of Earnings               2

              Consolidated Statements of Stockholders' Equity   3

              Consolidated Statements of Cash Flows           4-5

              Notes to Consolidated Financial Statements      6-7

     Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     8-11

PART II - OTHER INFORMATION                                    12

              Signatures                                       13
PAGE

              Hardin Bancorp, Inc. and Subsidiaries
                   Consolidated Balance Sheets
                June 30, 1996, and March 31, 1996

                                               (Unaudited)
                                                 June 30,           March 31,
        Assets                                     1996               1996
                                               -----------          ---------
Cash                                           $    277,856        $    253,557
Interest bearing deposits                         2,412,632           5,430,396
Certificates of deposits                                  -                   -
Investment securities - available for sale       12,110,020           6,362,850
Mortgage backed securities:
     Held to maturity                            15,231,170          16,298,987
     Available for sale                           7,554,609           7,906,862
Loans receivable, net                            47,175,133          45,031,460
Accrued interest receivable:
     Investment securities                          188,051             116,562
     Mortgage backed securities                     176,185             188,532
     Loans receivable                               311,157             296,775
Premises and equipment                              533,482             510,218
Stock in Federal Home Loan Bank (FHLB) of
     Des Moines, at cost                            742,000             742,000
Prepaid expenses and other assets                   237,301             248,623
     Total assets                              $ 86,949,596        $ 83,386,822


Liabilities and Stockholder's Equity

     Liabilities
Deposits                                       $ 66,090,856         $66,605,247
Advances from borrowers for
     taxes and insurance                            343,464             223,752
Advances on FHLB line of credit                   5,000,000                   -
Accrued interest payable                             40,480              30,385
Income taxes payable:
     Current                                        171,393              56,575
     Deferred                                       (60,325)             48,000
Accrued expenses and other liabilities              431,248             387,922
                                                 ----------          ----------
     Total liabilities                           72,017,116          67,351,881
                                                 ----------          ----------
     Stockholders' equity
Serial preferred stock, $.01 par value;
     500,000 shares authorized, none issued
     or outstanding                                       -                   -
Common stock, $.01 par value: 3,500,000 shares
     authorized, 1,058,000 shares issued, and
     1,012,180 and 1,058,000 outstanding at
     June 30, 1996 and March 31, 1996
     respectively                                    10,580              10,580
Additional paid-in capital                       10,055,448          10,055,448
Retained earnings                                 6,979,995           6,885,230
Unrealized gain or (loss) on available for
     sale securities, net                          (338,329)           (154,597)
Unearned employee stock ownership plan             (761,720)           (761,720)
Deferred recognition and retention plan            (476,979)                  -
Treasury stock (45,820 shares, at cost)            (536,515)                  -
                                                 ----------          ----------
     Total stockholders' equity                  14,932,480          16,034,941
                                                 ----------          ----------
Total liabilities and stockholders' equity     $ 86,949,596        $ 83,386,822
                                                 ----------          ----------
                                                 ----------          ----------

See accompanying notes to consolidated financial statements.

                 Hardin Bancorp, Inc. and Subsidiaries
                  Consolidated Statements of Earnings
                      for the three months ended
                        June 30, 1996 and 1995
                              (Unaudited)

                                                         1996            1995
                                                    -----------    -----------
     Interest income
Loans receivable                                    $   947,561    $   704,238
Mortgage backed securities                              367,865        403,950
Investment securities                                   197,029         83,400
Other                                                    60,065         75,485
                                                    -----------    -----------
     Total interest income                            1,572,520      1,267,073
                                                    -----------    -----------

     Interest expense
Deposits                                                829,107        851,958
FHLB advances                                            68,288          8,588
                                                    -----------    -----------
     Total interest expense                             897,395        860,546
                                                    -----------    -----------
     Net interest income                                675,125        406,527
Provision for loan loss                                   7,500              -
                                                    -----------    -----------
Net interest income after provision
     for loan losses                                    667,625        406,527

     Non-interest income
Service charges                                          20,565         26,913
Loan servicing fees                                       9,613              -
Gain/(loss) on sale of investments and
     mortgage backed securities                               -         (2,886)
Other income                                             62,327         25,781
                                                    -----------    -----------
     Total non-interest income                           92,505         49,808
                                                    -----------    -----------
     Non-interest expense
Compensation and benefits                               231,026        164,952
Occupancy and equipment                                  25,886         22,287
Federal insurance premiums                               37,771         38,660
Data processing                                          22,332         22,150
Other                                                   133,021         80,408
                                                    -----------    -----------
     Total non-interest expense                         450,036        328,457
                                                    -----------    -----------

     Earnings before income taxes                       310,094        127,878
Income tax expense                                      114,818         43,415
                                                    -----------    -----------
     Net earnings                                   $   195,276    $    84,463
                                                    -----------    -----------
                                                    -----------    -----------


Net earnings per common share:
     Primary and fully diluted                      $      0.20    $       N/A
Weighted average number of
     shares outstanding:
     Primary and fully diluted                          972,301            N/A

N/A not applicable because no stock was outstanding.
See accompanying notes to consolidated financial statements.

PAGE

                                   Hardin Bancorp, Inc. and Subsidiaries
                              Consolidated Statements of Stockholders' Equity
                                       Year ended March 31, 1996 and
                                     Three months ended June 30, 1996
                                                (Unaudited)

                                                                      Unrealized      Unearned
                                            Additional              Gain or (Loss)    Employee                              Total
                                   Common     Paid-in     Retained        on           Stock      Deferred    Treasury Stockholders'
                                    Stock     Capital     Earnings  Securities,net Ownership Plan    RRP        Stock      Equity
                                   -------  ----------  ----------    ---------      ---------    ---------  ---------- -----------

Balance at March 31, 1996          $10,580  10,055,448   6,885,230     (154,597)     (761,720)           -           -   16,034,941
Net earnings                             -           -     195,276            -             -            -           -      195,276
Change in unrealized loss on
 available-for-sale securities,
 net of tax                              -           -           -     (183,732)            -            -           -     (183,732)
Repurchase of common stock               -           -           -            -             -            -  (1,034,665)  (1,034,665)
Adoption of RRP                          -           -           -            -             -     (498,150)    498,150            -
Amortization of RRP                      -           -           -            -             -       21,171           -       21,171
Dividend declared ($.10 per share)       -           -    (100,511)           -             -            -           -     (100,511)
                                   -------  ----------  ----------    ---------     ---------    ---------  ----------  -----------
Balance at June 30, 1996           $10,580  10,055,448   6,979,995     (338,329)     (761,720)    (476,979)   (536,515)  14,932,480
                                   -------  ----------  ----------    ---------     ---------    ---------  ----------  -----------
                                   -------  ----------  ----------    ---------     ---------    ---------  ----------  -----------

See accompanying notes to consolidated financial statements.

PAGE

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                  1996           1995
                                              -----------    ------------
Operating Activities:
Net Earnings                                  $   195,276    $     84,463
Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Provision for losses on loans                   7,500              -
    Depreciation                                   12,263         10,654
    Premium accretion and amortization
      of discounts and deferred loan
      fees, net                                    23,863         22,828
    Net gain (Loss) on sale of loans and
    investment securities available for sale            -          2,886
    Gain on sale of premises and equipment              -         (4,877)
    Amortization of deferred Recognition
      and Retention Plan (RRP)                     21,171              -
    Changes in assets and liabilities:
      Interest receivable                         (73,524)        34,199
      Other assets                                 11,322        (75,929)
      Accrued interest payable                     10,095         (2,214)
      Accrued expense and other liabilities        48,615        (40,305)
      Income taxes payable                        114,818         43,316
                                              -----------    ------------
Net cash provided by operating activities         371,399         75,021
                                              -----------    ------------

    Investing Activities:
Net increase in loans receivable               (1,753,741)      (320,775)
Proceeds from maturities of certificate
  of deposits in other institutions                     -        100,000
Purchase of loans receivable                     (396,238)    (1,761,669)
Principal payments on mortgage backed
  securities:
  Available for sale                              305,910              -
  Held to maturity                              1,049,407      1,184,877
Purchase of investments securities
  Available for sale                           (7,499,531)    (1,267,655)
  Proceeds from maturities of investment
  securities:
    Available for sale                          1,500,000              -
    Held to maturity                                    -              -
Proceeds from sales of investment
  securities available for sale                         -      2,993,438
Proceeds from sale of real estate owned                 -              -
Purchase of office premises and equipment         (35,527)        (2,776)
Proceeds from sale of office premises and
  equipment                                             -         13,500
                                              -----------    ------------
Net cash used in investing activities          (6,829,720)       938,940
                                              -----------    ------------

                      Hardin Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows, Continued
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                   1996          1995
                                                ----------    ----------
    Financing Activities:
Net (decrease) increase in savings
  deposits                                        (514,391)      369,833
Proceeds from FHLB advances                      5,000,000             -
Repayments of FHLB advances                              -    (1,500,000)
Net increase in advances from borrowers
  for taxes and insurance                          119,712        96,799
Payment of dividends                              (105,800)            -
Purchase of treasury stock                      (1,034,665)            -
                                                ----------    ----------
Net cash provided by financing activities        3,464,856    (1,033,368)
                                                ----------    ----------

Increase in cash                                (2,993,465)      (19,407)

Cash at beginning of period                      5,683,953     4,442,116
                                                ----------    ----------
Cash at end of period                          $ 2,690,488   $ 4,422,709
                                                ----------    ----------
                                                ----------    ----------

Supplemental disclosure of cash flow
 information:
  Cash paid for:
    Interest                                   $   887,300   $   862,760
    Income taxes, net of refunds               $         -   $        99
Noncash investing and financing:
  Allocation of treasury stock to RRP          $   498,150   $         -
  Dividends declared and payable               $   100,511   $         -

See accompanying notes to consolidated financial statements.

PAGE

              HARDIN BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
                           (Unaudited)

(1)   Hardin Bancorp, Inc.

     Hardin Bancorp, Inc. (the "Holding company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Hardin Federal Savings Bank, (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. On August 21, 1995, the Holding Company commenced a Subscription and Community Offering of its shares in connection with the conversion of the Bank (the "Offering"). The Offering was consummated and the Holding Company acquired the Bank on September 28, 1995. It should be noted that the Holding Company had no assets prior to the conversion and acquisition on September 28, 1995.

     The accompanying consolidated financial statements as of and for the three months ended June 30, 1996 include the accounts of the Holding Company and the Bank.

(2)   Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Holding Company's Annual Report for the year ended March 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

(3)   Earnings Per Share

     On September 28, 1995, 1,058,000 shares of the Holding Company's stock were issued, including 84,640 shares issued to the ESOP. Earnings per share amounts for the three month period ended June 30, 1996 are based upon an average of 972,301 shares. The shares issued to the Employee Stock Ownership Plan (ESOP) are not included in this computation until they are allocated to plan participants.

(4)   Stockholders' Equity and Stock Conversion

     The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion which was approved by the Bank's members on September 21, 1995. The conversion was effective on September 28, 1995 and resulted in the issuance of 1,058,000 shares of common stock (par value $0.01) at $10.00 per share for a gross sales price of $10,580,000. Costs related to conversion (primarily underwriters' commissions, printing, and professional fees) aggregated $532,600 and were deducted to arrive at the net proceeds of $10,047,400. The Holding Company established an employee stock ownership trust which purchased 84,640 shares of common stock of the Holding Company at the issuance price of $10.00 per share with funds borrowed from the holding company.


(5)   Employee Stock Ownership Plan (ESOP)

     All employees meeting age and service requirements are eligible to participate in an ESOP established on September 28, 1995. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100 percent vested after five years. The ESOP purchased 84,640 shares in the Bank's conversion. ESOP expense for the three month period ended June 30, 1996 was $29,742.

(6)   Recognition and Retention Plan (RRP)

     On April 16, 1996, the shareholders approved adoption of a RRP
whereby   42,320 shares of common stock were authorized to be
purchased by the plan. At June 30, 1996, 35,972 shares have been awarded to plan participants. The cost of these shares will be amortized as compensation expense over a five year vesting period.

              HARDIN BANCORP, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Hardin Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Delaware to become a savings bank holding company with Hardin Federal Savings Bank (the "Bank") of Hardin, Missouri, as its subsidiary. The Holding Company was incorporated at the direction of the Board of Directors of the Bank, and on September 28, 1995, acquired all of the capital stock of the Bank upon its conversion from mutual to stock form (the "conversion"). Prior to the conversion, the holding company did not engage in any material operations and at June 30, 1996, had no significant assets other than the investment in the capital stock of the Bank, cash, investment securities, and Hardin Bancorp loan to the employee stock ownership plan (ESOP), representing a portion of the net proceeds from the conversion retained at the holding company level.

Hardin Federal Savings Bank was originally founded in 1888 as a Missouri chartered savings and loan association located in Hardin, Missouri. On March 21, 1995, the Bank members voted to convert the Bank to a Federal mutual charter. The Bank conducts its business through its main office in Hardin, Ray County, and two full service branch offices located in Richmond, Ray County, and Excelsior Springs, Clay County, Missouri. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum allowable.

The Bank is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residential loans, mortgage backed securities, U.S. Government securities, and insured interest bearing deposits. The Bank also originated consumer loans, including loans for the purchase of automobiles and home improvement loans.

The most significant outside factors influencing the operations of the Bank and other financial institutions include general economic conditions, competition in the local market place and the related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, the cost of funds primarily consisting of insured deposits is influenced by interest rates on competing investments and general market rates of interest, while lending activities are influenced by the demand for real estate financing and other types of loans, which in turn is affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability.

The deposits of the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which together with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the FDIC. On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compared to the former range of .23% to
 .31% of deposits for both BIF and SAIF insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. The lower premiums for BIF members became effective in the third quarter of 1995 after FDIC verification that the BIF achieved the statutory reserve ratio on June 30, 1995. Assessments for BIF members were subsequently reduced to as low as $2,000. As a result, BIF members generally will pay lower premiums than the SAIF members. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and BIF. As a result of the disparity, SAIF members could be placed at a significant competitive disadvantage to BIF members due to higher costs for deposit insurance. Proposed legislation under consideration by Congress provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF and eliminate the disparity. The BIF and the SAIF would be merged effective January 1, 1998. The special assessment rate is anticipated to be .85% to .90%. Based upon the Bank's level of SAIF deposits at March 31, 1995, and assuming a special assessment of .90%, the Bank's assessment would be approximately $610,000 on a pre-tax basis. If the legislation is enacted it is anticipated the assessment would be payable in 1996. Accordingly, this special assessment would significantly increase non-interest expense and adversely affect the Bank's results of operations. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly to as low as .04% for future periods.

The Congress is also considering requiring all federal thrift institutions, such as the Bank, to either convert to a national bank or a state chartered depository institution by January 1, 1998. In addition, the Company would no longer be regulated as a thrift holding company, but rather as a bank holding company. The Office of Thrift Supervision (OTS) also would be abolished and its functions transferred among the federal banking regulators. Other proposed legislation before Congress might require the recapture in taxable income of the Bank's bad debt reserve, unless the Bank met certain conditions. The Bank's bad debt reserve was approximately $1,600,000 at June 30, 1996.

Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Bank.

Legislation recently passed by Congress contains a provision that would repeal the tax bad debt reserve currently available to Thrifts including the percentage of taxable income method for tax years beginning after December 31, 1995. If signed by the President, the Bank would have to change to the experience method of computing it's bad debt reserve. The legislation would require a Thrift to recapture the portion of it's bad debt reserve that exceeds the base year reserve, defined as the tax reserve as of the last taxable year beginning before 1988.


FINANCIAL CONDITION

Consolidated assets of Hardin Bancorp, Inc. were $86,949,596 as of June 30, 1996, an increase of $3,562,774 as compared to March 31, 1996. At June 30, 1996 total stockholder's equity was $14,932,480, a decrease of $1,102,461 when compared to stockholder's equity at March 31, 1996. The increase in assets resulted from the Bank obtaining a Federal Home Loan Bank advance in the amount of $5,000,000 to fund the purchase of a U.S. Government agency security. The decrease in stockholder's equity was a result of 42,320 shares of Hardin Bancorp, Inc. common stock acquired by the Hardin Bancorp, Inc. Recognition and Retention Plan for $498,150, and 45,820 shares of common stock acquired as Treasury Stock for $536,515. Additional net unrealized loss on available for sale securities in the amount of $183,732 and quarterly common stock cash dividends of $100,510, off-set by quarterly earnings in the amount of $195,276 also impacted the change in stockholder's equity.

Cash, interest bearing deposits and investment securities increased to $14,800,508 at June 30, 1996, from $12,046,803 at March 31,
1996, an increase of $2,753,705. Mortgage backed securities decreased $1,420,070 to a total of $22,785,779 at June 30, 1996, from a total of $24,205,849 as of March 31, 1996.

Loans receivable increased to $47,175,133 on June 30, 1996 from $45,031,460 on March 31, 1996, an increase of $2,143,673. The decrease in mortgage backed securities and the increase in loans receivable reflect the Bank's plan to increase the mortgage and consumer loan portfolios and decrease the level of mortgage related securities.

Deposits totaled $66,090,856 on June 30, 1996, a decrease from $66,605,247 on March 31, 1996. The $514,391 decrease is due to competitive rates offered by other financial institutions and mutual funds. The Bank offers special terms and rates from time to time to enable it to retain its depositor base.

Advances from the Federal Home Loan Bank of Des Moines increased $5,000,000 at June 30, 1996. The Bank obtained an advance in the amount of $5,000,000 to fund the purchase of a U.S. Government agency security. These advances are short-term borrowings which are utilized to invest in loans and investment securities when funds are needed for arbitrage opportunities and are not available from current operations.

RESULTS OF OPERATIONS

Net earnings for the Company's first quarter ended June 30, 1996, were $195,276 compared to $84,463 for the comparable quarter in 1995. The increase was due to an improved net interest margin, and an increase in interest earning assets as a result of investing the net proceeds of the Company's stock offering which was completed on September 28, 1995.

Net interest income after provision for loan losses for the first quarter ended June 30, 1996, was $667,625 compared to $406,527 for the similar period in 1995, an increase of $261,098. This increase was a result of interest income rising from $1,267,073 in 1995 to $1,572,520 in 1996 while interest expense increased from $860,546 in 1995 to $897,395 in 1996. The net interest margin for the first quarter ended June 30, 1996, was 3.11% compared to 2.20% for the first quarter of 1995.

The increase in net interest income reflects the redeployment of funds from mortgage backed securities to mortgage and consumer loans, and an increase in interest earning assets due to the investment of the net proceeds from the Company's stock conversion which was completed on September 28, 1995.

Non-interest income increased from $49,808 for the three months ended June 30, 1995, to $92,505 for the three months ended June 30, 1996. The increase was due to improved life insurance sales in the Bank's service corporation, and loan servicing fees during the current quarter, and a gain on the sale of the Bank's data processing center of $24,906.

The Company's non-interest expense for the three months ended June 30, 1996, was $450,036 compared to $328,457 for the comparable period in 1995, an increase of $121,579. The increase was due to expenses in the amount of $50,913 related to the Hardin Bancorp, Inc. Employee Stock Ownership Plan (ESOP) and the Hardin Bancorp, Inc. Recognition and Retention Plan (RRP), and additional expenses related to becoming a public company.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience, and independent analysis. The provision for loan losses for the three months ended June 30, 1996 was $7,500. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NONPERFORMING ASSETS

At June 30, 1996, nonperforming assets were approximately $134,000 compared to $94,000 on March 31, 1996. At June 30, 1996, the
Bank's allowance for loan losses was 104% of nonperforming loans compared to 140% at March 31, 1996.

Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.


CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations.
The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of June 30, 1996:

CAPITAL REQUIREMENTS:      Actual             Required             Excess
                       Amount/Percent      Amount/Percent      Amount/Percent
                                       (Dollars in Thousands)

Tangible               $11,109/13.24%      $1,258/1.50%        $9,851/11.74%
Core Leverage Capital  $11,109/13.24%      $2,516/3.00%        $8,593/10.24%
Risk-Based Capital     $11,248/32.99%      $2,728/8.00%        $8,520/24.99%

LIQUIDITY

The Bank's principal sources of funds are deposits, principal and interest payments on loans, deposits in other insured institutions, and investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan payments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Des Moines by utilizing numerous available products to meet funding needs.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at March 31, 1996, and June 30, 1996, were 7.74% and 6.79% respectively.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank of Des Moines (FHLB) to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended June 30, 1996 and 1995 were $2,690,488 and $4,422,709 respectively. The decrease was primarily due to the net cash used in investing activities for loan originations, loan purchases, and the purchase of investment securities off-set by borrowings from FHLB.

Net cash provided by operating activities increased from $75,021 at June 30, 1995 to $371,399 at June 30, 1996. The increase was due to improved net earnings and normal adjustments to accrued income and expense items.

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         27 - Financial Data Schedule

         Reports on Form 8-K:

         None.

                            SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HARDIN BANCORP, INC.
                                         Registrant



Date:  August 9, 1996                    (S) Robert W. King
                                         Robert W. King, President
and Chief
                                         Executive Officer (Duly
Authorized
                                         Officer)



Date:  August 9, 1996                    (S) Karen K. Blankenship
                                         Karen K. Blankenship,
Senior Vice
                                         President and Secretary
(Principal
                                         Financial Officer)