Form 10QSB
period 1996-09-30
HARDIN BANCORP INC
filed 1996-11-14
CIK 947220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ----------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  -------------------

                        Commission File Number 0-26560


                             HARDIN BANCORP, INC.
        --------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


              Delaware                              43-1719104
  ------------------------------             -----------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification Number)

2nd and Elm Street, Hardin, Missouri                 64035
----------------------------------------          -----------
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:(816) 398-4312
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes (X)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                                 Outstanding at September 30, 1996
----------------------------          ---------------------------------
Common stock, .01 par value                       1,005,100

                     HARDIN BANCORP, INC. AND SUBSIDIARIES

                                   CONTENTS

                                                                  Page
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

            Consolidated Balance Sheets.......................      1

            Consolidated Statements of Operations.............      2

            Consolidated Statement of Stockholders' Equity....      3

            Consolidated Statements of Cash Flows.............    4-5

            Notes to Consolidated Financial Statements........    6-7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations..........................................   8-12

PART II   OTHER INFORMATION...................................  13-14

          Signatures..........................................     15


                     HARDIN BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1996 AND MARCH 31, 1996

                                                            (Unaudited)
                                                           September 30,    March 31,
                                                                1996          1996
                                                           --------------  -----------
    Assets
 ------------
Cash                                                         $   289,238      253,557
Interest bearing deposits                                      1,893,041    5,430,396
Investment securities - available for sale                    11,749,250    6,362,850
Mortgage backed securities:
  Held to maturity                                            14,588,790   16,298,987
  Available for sale                                           6,301,821    7,906,862
Loans receivable, net                                         50,403,869   45,031,460
Accrued interest receivable:
  Investment securities                                          306,398      116,562
  Mortgage backed securities                                     157,808      188,532
  Loans receivable                                               344,942      296,775
Premises and equipment                                           777,476      510,218
Stock in Federal Home Loan Bank (FHLB) of
  Des Moines, at cost                                            742,000      742,000
Prepaid expenses and other assets                                252,767      248,623
                                                             -----------   ----------
  Total assets                                               $87,807,400   83,386,822
                                                             ===========   ==========

  Liabilities and Stockholders' Equity
---------------------------------------------------------
Liabilities:
Deposits                                                     $66,695,606   66,605,247
Advances from borrowers for taxes and insurance                  458,024      223,752
Advances on FHLB line of credit                                5,000,000            0
Accrued interest payable                                          58,218       30,385
Income taxes payable:
  Current                                                       (120,408)      56,575
  Deferred                                                           427       48,000
Accrued expenses and other liabilities                           978,221      387,922
                                                             -----------   ----------
  Total liabilities                                           73,070,088   67,351,881
                                                             -----------   ----------
Stockholders' equity:
Serial preferred stock, $.01 par value;
  500,000 shares authorized, none issued or outstanding                0            0
Common stock, $.01 par value: 3,500,000 shares
  authorized; 1,058,000 shares issued; and
  1,005,100, and 1,058,000 outstanding at
  September 30 and March 31, 1996, respectively                   10,580       10,580
Additional paid-in capital                                    10,055,448   10,055,448
Retained earnings                                              6,745,218    6,885,230
Unrealized gain or (loss) on available for
   sale securities, net                                         (237,872)    (154,597)
Unearned employee stock ownership plan                          (761,720)    (761,720)
Deferred recognition and retention plan                         (455,807)           0
Treasury stock (52,900 shares, at cost)                         (618,535)           0
                                                             -----------   ----------
  Total stockholders' equity                                  14,737,312   16,034,941
                                                             -----------   ----------
Total liabilities and stockholders' equity                   $87,807,400   83,386,822
                                                             ===========   ==========

See accompanying notes to consolidated financial statements.

                     HARDIN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three months ended        Six months ended
                                                  September 30             September 30
                                              ----------------------  ----------------------
                                                 1996        1995        1996        1995
                                              ----------  ----------  ----------  ----------
  Interest income
Loans receivable                               $1,015,955    751,490   1,963,516   1,455,728
Mortgage backed securities                        345,264    405,073     713,129     809,023
Investment securities                             206,001    178,904     403,030     337,789
Other                                              29,999          0      90,064           0
                                               ----------  ---------   ---------   ---------
  Total interest income                         1,597,219  1,335,467   3,169,739   2,602,540
                                               ----------  ---------   ---------   ---------
  Interest expense
Deposits                                          837,603    889,559   1,666,710   1,741,517
FHLB advances                                      77,561      4,288     145,849      12,876
                                               ----------  ---------   ---------   ---------
  Total interest expense                          915,164    893,847   1,812,559   1,754,393
                                               ----------  ---------   ---------   ---------
  Net interest income                             682,055    441,620   1,357,180     848,147
Provision for loan losses                           8,590          0      16,090           0
                                               ----------  ---------   ---------   ---------
Net interest income after provision
 for loan losses                                  673,465    441,620   1,341,090     848,147

  Non-interest income
Service charges                                    18,656     16,496      39,221      32,056
Loan servicing fees                                 9,193     10,896      18,806      22,249
Loss on sale of investments and
 mortgage backed securities                        (7,696)         0      (7,696)     (2,886)
Other income                                       36,475     59,147      98,802      84,927
                                               ----------  ---------   ---------   ---------
  Total non-interest income                        56,628     86,539     149,133     136,346
                                               ----------  ---------   ---------   ---------
  Non-interest expense
Compensation and benefits                         264,668    184,658     495,694     349,610
Occupancy and equipment                            25,538     26,242      51,424      48,529
Federal insurance premiums                         38,062     38,598      75,833      77,258
SAIF special assessment                           441,018          0     441,018           0
Data processing                                    22,441     21,875      44,773      44,025
Real estate owned                                       0     (3,050)          0      (3,050)
Other                                             146,728     90,389     279,749     170,796
                                               ----------  ---------   ---------   ---------
  Total non-interest expense                      938,455    358,712   1,388,491     687,168
                                               ----------  ---------   ---------   ---------

  Earnings (loss) before income taxes            (208,362)   169,447     101,732     297,325
Income tax expense (benefit)                      (77,161)    50,670      37,657      94,085
                                               ----------  ---------   ---------   ---------
 Net earnings (loss)                           $ (131,201)   118,777      64,075     203,240
                                               ==========  =========   =========   =========

Net earnings (loss) per common share:
  Primary and fully diluted                         $(.14)      0.12        0.07        0.21
Weighted average common and common
 equivalent shares outstanding                    929,763    973,360     941,167     973,360

See accompanying notes to consolidated financial statements.

                     HARDIN BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)



                                                                 Unrealized   Unearned
                                                                  Gain or      Employee
                                         Additional              (Loss) on       Stock                                 Total
                                Common    Paid-in     Retained   Securities,   Ownership    Deferred     Treasury   Stockholders'
                                 Stock    Capital     Earnings       net          Plan        RRP          Stock       Equity
                                -------  ----------   ---------  -----------  ---------   -----------   ----------  -------------
Balance at March 31, 1996       $10,580  10,055,448   6,885,230   (154,597)    (761,720)            0            0   16,034,941
Net earnings                          0           0      64,075          0            0             0            0       64,075
Change in unrealized loss
 on available-for-sale
 securities, net of tax               0           0           0   (83,2750)           0             0            0      (83,275)
Repurchase of common stock            0           0           0          0            0             0   (1,116,685)  (1,116,685)
Adoption of RRP                       0           0           0          0            0      (498,150)     498,150            0
Amortization of RRP                   0           0           0          0            0        42,343            0       42,343
Dividend declared ($.10
 per share)                           0           0    (204,087)         0            0             0            0     (204,087)
                                -------  ----------   ---------   --------     --------      --------   ----------   ----------
Balance at September 30,
 1996                           $10,580  10,055,448   6,745,218   (237,872)    (761,720)     (455,807)    (618,535)  14,737,312
                                =======  ==========   =========   ========     ========      ========   ==========   ==========

See accompanying notes to consolidated financial statements.

                     HARDIN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                               1996          1995
                                                           ------------   ----------
Operating Activities:
Net Earnings                                                $    64,075      203,240
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Provision for losses on loans                                   16,090            0
 Depreciation                                                    24,529       21,434
 Premium accretion and amortization
  of discounts and deferred loan fees, net                       45,593       47,188
 Net loss on sale of loans and
  investment securities available for sale                        7,696        2,886
 Gain on sale of premises and equipment                               0       (4,878)
 Amortization of deferred Recognition
  and Retention Plan (RRP)                                       42,343            0
 Provision for deferred income taxes                              1,538            0
 Changes in assets and liabilities:
  Interest receivable                                          (207,279)     (67,601)
  Other assets                                                   (4,144)      (3,689)
  Accrued interest payable                                       27,833         (177)
  Accrued expenses and other liabilities                        595,588       35,383
  Income taxes payable                                         (176,983)      40,328
                                                            -----------   ----------
 Net cash provided by operating activities                      436,879      274,114
                                                            -----------   ----------
Investing Activities:
 Net increase in loans receivable                            (3,675,677)  (2,049,090)
 Proceeds from maturities of certificates
  of deposits in other institutions                                   0      100,000
 Purchase of loans receivable                                (1,712,590)  (3,091,346)
 Principal payments on mortgage backed securities:
  Available for sale                                            708,793            0
  Held to maturity                                            1,677,957    2,212,546
 Purchase of investment securities:
   Available for sale                                        (7,499,531)  (1,500,000)
   Held to maturity                                                   0   (1,267,654)
 Proceeds from maturities of investment securities:
   Available for sale                                         2,000,000            0
   Held to maturity                                                   0          825
 Proceeds from sales of mortgage backed
   securities available for sale                                855,712            0
 Proceeds from sales of investment
   securities available for sale                                      0    2,993,438
 Purchase of office premises and equipment                     (291,787)     (10,933)
 Proceeds from sale of office premises and equipment                  0       13,500
                                                            -----------   ----------
Net cash used in investing activities                       $(7,937,123)  (2,598,714)
                                                            -----------   ----------


                                       4

                     HARDIN BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                               1996          1995
                                                           ------------  ------------
Financing Activities:
  Net (decrease) increase in savings deposits               $    90,359    (1,844,676)
  Proceeds from FHLB advances                                 5,000,000     1,000,000
  Repayments of FHLB advances                                         0    (2,500,000)
  Net increase in advances from borrowers
   for taxes and insurance                                      234,272       183,234
  Proceeds from issuance of stock, net of issuance costs              0     9,201,000
  Payment of dividends                                         (209,376)            0
  Purchase of treasury stock                                 (1,116,685)            0
                                                            -----------   -----------
  Net cash provided by financing activities                   3,998,570     6,039,558
                                                            -----------   -----------

  (Decrease) increase in cash                               (3,501,674)     3,714,958

Cash at beginning of period                                  5,683,953      4,442,116
                                                           -----------    -----------
Cash at end of period                                      $ 2,182,279    $ 8,157,074
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                               $ 1,784,726      1,754,570
    Income taxes, net of refunds                           $   214,640         53,757
  Noncash investing and financing:
    Allocation of treasury stock to RRP                    $   498,150              0
    Dividends declared and payable                         $   100,510              0

See accompanying notes to consolidated financial statements.

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

       The accompanying consolidated financial statements as of and for the six months ended September 30, 1996 include the accounts of the Holding Company and the Bank.

(2)   Basis of Preparation

       The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Holding Company's Annual Report for the year ended March 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of operations for the six month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1996 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(3)   Earnings Per Share

       Earnings per share of common stock have been determined by dividing net earnings for the period by the weighted average number of shares of common stock and common stock equivalents outstanding, less treasury shares and unallocated ESOP shares. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

       Earnings per share amounts for the three and six month periods ended September 30, 1995 are based upon shares issued September 30, 1995, exclusive of the shares issued to the ESOP, as though those shares were outstanding for the entire period. The computation does not reflect the pro forma effects of the investment income that would have been earned had the net proceeds for the conversion been received at the beginning of the three or six month period.

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

(5)   Employee Stock Ownership Plan (ESOP)

       All employees meeting age and service requirements are eligible to participate in an ESOP established on September 28, 1995. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100 percent vested after five years. The ESOP purchased 84,640 shares in the Bank's conversion. ESOP expense for the six month period ended September 30, 1996 was $73,267.

(6)   Recognition and Retention Plan (RRP)

       On April 16, 1996, the shareholders approved adoption of a RRP whereby 42,320 shares of common stock were authorized to be purchased by the plan. At September 30, 1996, 35,972 shares have been awarded to plan participants. The cost of these shares will be amortized as compensation expense over the five year vesting period.

                     HARDIN BANCORP, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Hardin Bancorp, Inc. (the "Company") was incorporated under the laws of the state of Delaware to become a savings bank holding company with Hardin Federal Savings Bank (the "Bank") of Hardin, Missouri, as its subsidiary. The holding company was incorporated at the direction of the Board of Directors of the Bank, and on September 28, 1995, acquired all of the capital stock of the Bank upon its conversion from mutual to stock form (the "conversion"). Prior to the conversion, the holding company did not engage in any material operations.

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

The Bank is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residential loans, commercial real estate loans, mortgage backed securities, U.S. Government and agency securities, and insured interest bearing deposits. The Bank also originates consumer loans for the purchase of automobiles, home improvement, and home equity lines of credit.

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

The deposits of the Bank are presently insured by the Savings Association Insurance Fund (SAIF), which together with the Bank Insurance Fund (BIF), are the two insurance funds administered by the FDIC. In the third quarter of 1995 the FDIC lowered the premium schedule for BIF-insured institutions in anticipation of the BIF achieving its statutory reserve ratio. The reduced premium created a significant disparity in deposit insurance expense, causing a competitive advantage for BIF members. Legislation enacted on September 30, 1996, provided for a one-time special assessment of .657% of the Bank's SAIF insured deposits at March 31, 1995. The purpose of the assessment is to bring the SAIF to its statutory reserve ratio. Based on the above formula, the Bank's SAIF assessment of $441,018 was recorded in the quarter ended September 30, 1996. Although the special one-time assessment significantly increased non-interest expense for the quarter, the anticipated reduction in the premium schedule will reduce the Bank's Federal Insurance premiums for the future periods.

RELATIVE LEGISLATION
--------------------

The Congress is now expected to consider legislation requiring all Federal thrift institutions, such as the Bank, to either convert to a national bank or a state depository institution by January 1, 1998. In addition, the Company might no longer be regulated as a thrift holding company, but rather as a bank holding company. The Office of Thrift Supervision (OTS) also might be abolished and its functions transferred among the Federal banking regulators.

Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Bank.

Under Section 593 of the Code, until the first tax year beginning on or after January 1, 1996, thrift institutions such as the Bank, which met certain definitional test primarily relating to their assets and the nature of their business, were permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions, within specified limitations, could be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, were computed using an amount based on the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

Under recently enacted legislation, the PTI Method was repealed. If a Bank is not a "large" bank, i.e., the quarterly average of the Bank's total assets or of the consolidated group of which it is a member exceeds $500 million for the year, the Bank will continue to be permitted to use the Experience Method. In addition, the Bank is required to recapture (i.e., take into income) over a multi-year period its "applicable excess reserves", i.e., the balance of its reserve for losses on qualifying loans and non-qualifying loans, as of the close of its last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 or (b) in the case of a bank which is not a "large" bank, an amount that would have been the balance of such reserves as of the close of its last tax year beginning before January 1, 1996, had the Bank always computed the additions to its reserves using the experience method. The Bank would not be required to recapture its supplemental reserves or its pre-1988 reserves, even if the Bank later became a "large" bank. Under the legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1997 if the principal amount of residential loans made by the Bank during each such year is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. As of September 30, 1996, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $453,028.

If the Bank ceases to qualify as a "bank" (as defined in Code Section 581) or converts to a credit union, the pre-1988 reserves and supplemental reserves are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of stockholders. See "Regulation" and "Regulation-Federal and State Taxation-Federal Taxation."

FINANCIAL CONDITION
-------------------

Consolidated assets of Hardin Bancorp, Inc. were $87,807,400 as of September 30, 1996, an increase of $4,420,578 as compared to March 31, 1996. At September 30, 1996, total stockholders' equity was $14,737,312, a decrease of $1,297,629 when compared to stockholders' equity at March 31, 1996. The increase in assets was due to growth in investment securities and the loan portfolio which was funded primarily by a $5,000,000 increase in Federal Home Loan Bank advances. The decrease in stockholders' equity was a result of the Company purchasing 52,900 shares of its common stock for $618,535, the payment of cash dividends on common stock in the amount of $209,376, and the purchase of 42,320 shares of common stock by the Hardin Bancorp, Inc. Recognition and Retention Plan at a cost of $498,150. Cash, interest bearing deposits, and investment securities increased to $13,931,529 at

September 30, 1996, from $12,046,803 on March 31, 1996, an increase of $1,884,726. Mortgage backed securities decreased $3,315,238 to $20,890,611 at September 30, 1996, from $24,205,849 on March 31, 1996.

Loans receivable increased to $50,403,869 on September 30, 1996, from $45,031,460 on March 31, 1996, an increase of $5,372,409. The decrease in mortgage backed securities and the increase in loans receivable reflect the Bank's plan to increase the mortgage and consumer loan portfolios and decrease the level of mortgage backed securities.

Deposits totaled $66,695,606 on September 30, 1996, an increase from $66,605,247 on March 31, 1996. The increase of $90,359 is primarily due to a special certificate of deposit (CD) offer during the quarter.

RESULTS OF OPERATIONS
---------------------

For the second quarter ended September 30, 1996, the Company experienced a loss in the amount of $131,201 compared to earnings in the amount of $118,777 for the comparable period in 1995. The decrease in earnings was due to the payment of a one-time special assessment in the amount of $441,018, pre-tax, to recapitalize the SAIF.

The long anticipated one-time special assessment became due when President Clinton signed the Omnibus Appropriations Bill on September 30, 1996, which required institutions insured by the Federal Deposit Insurance Corporation's
(FDIC) SAIF to pay 65.7 cents for every $100 of deposits held on March 31, 1995.

Net interest income after provision for loan losses for the second quarter ended September 30, 1996, was $673,465 compared to $441,620 for the second quarter of 1995, an increase of $231,845. The increase is primarily due to the improvement in the net interest margin from 2.38% for the quarter ended September 30, 1995, to 3.15% for the quarter ended September 30, 1996. The improvement in net interest income is primarily the result of an increase in interest earning assets due to the investment of the net proceeds of the Bank's conversion to stock.

Non-interest income for the second quarter of 1996 totaled $56,628 compared to $86,539 for the second quarter of 1995. The decrease was due to a loss recognized on the sale of mortgage backed securities of $7,696 in 1996, and the elimination of the dividend received on the Bank's investment in its former data processing center.

The Company's non-interest expense for the second quarter of 1996 totaled $938,455 compared to $358,712 in the comparable quarter in 1995, an increase of $579,743. The increase was a result of the one-time special assessment to recapitalize the SAIF in the amount of $441,018, an increase in compensation expense of $80,010 due to employee stock benefit plans, and other non-interest expense rising $56,339 due to the cost of the Company's annual meeting and other expenses related to becoming a public company.

Net earnings for the six months ended September 30, 1996, were $64,075 compared to $203,240 for the six months ended September 30, 1995, a decrease of $139,165. The decrease in earnings for the period was primarily due to the non-interest expense related to the one-time special Federal Insurance assessment in the amount of $441,018. Net earnings for the semi-annual period ended September 30, 1996, would have been $341,933 without the SAIF assessment.

Net interest income after provision for loan losses for the six months ended September 30, 1996, was $1,341,090 compared to $848,147 for the six months ended September 30, 1995, an increase of $492,943.

The increase in net interest income is due to the investment of the net proceeds from the Bank's conversion to stock in the Bank's loan and securities portfolios.

Non-interest income increased from $136,346 for the six months ended September 30, 1995, to $149,133 for the semi-annual period ended September 30, 1996. The increase was due to a gain on the sale of the Bank's former data processing center, which was partially off-set by an increase in losses taken on the sale of mortgage backed securities.

The Company's non-interest expense for the six months ended September 30, 1996, was $1,388,491 compared to $687,168 for the six months ended September 30, 1995, an increase of $701,323. The increase was due to the one-time special SAIF assessment of $441,018, compensation expense increasing $146,084 due to the implementation of employee stock benefit plans, expenses associated with the annual meeting of stockholders, and additional expenses related to becoming a public company.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience, and independent analysis. The provision for loan losses for the three months ended September 30, 1996, was $8,590, and for the six months ended September 30, 1996, was $16,090. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NONPERFORMING ASSETS
--------------------

On September 30, 1996, nonperforming assets were $163,044 compared to $134,000 on June 30, 1996. At September 30, 1996, the Bank's allowance for loan losses was $147,130, or 91% of nonperforming assets.

Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

Allowance for loan losses was .292% of total loans as of September 30, 1996.

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 1996:

CAPITAL REQUIREMENTS:


                               Actual            Required         Excess
                           Amount/Percent     Amount/Percent   Amount/Percent
                                          (Dollars in Thousands)
Tangible Capital            $10,979/12.92%     $1,274/1.50%    $9,705/11.42%
Core Leverage Capital       $10,979/12.92%     $2,548/3.00%    $8,431/09.92%
Risk-Based Capital          $11,126/31.22%     $2,851/8.00%    $8,275/23.22%

LIQUIDITY
---------

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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratios at June 30, 1996, and September 30, 1996, were 6.79% and 5.71% respectively.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank of Des Moines (FHLB) to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1996 and 1995 were $2,182,279 and $8,157,074 respectively. The decrease was primarily due to the net cash used in investing activities for loan origination, loan purchases, and the purchase of investment securities off-set by borrowings from FHLB.

Net cash provided by operating activities increased from $274,114 at September 30, 1995, to $436,879 at September 30, 1996. The increase was due to improved net earnings, exclusive of the SAIF assessment, and normal adjustments to accrued income and expense items.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On July 25, 1996, the annual meeting of stockholders was held at the American Legion Hall, located at 103 West Elm Street, Hardin, Missouri.

         The meeting was conducted with a quorum present in person, or by proxy. Matters which were submitted to and approved by a majority of stockholders were as follows:

         1. The election of two directors of the Company for three year terms. Robert W. King received 797,009 votes for, and 13,400 votes withheld. David D. Lodwick received 789,459 votes for, and 20,950 votes withheld. There were no broker non-votes.

             The election of one director of the Company for a two year term. William L. Homan received 787,259 votes for, and 23,150 votes withheld. There were no broker non-votes.

             The election of one director of the Company for a one year term. Karen K. Blankenship received 786,370 votes for, and 24,039 votes withheld. There were no broker non-votes.

         2. The ratification of the appointment of KPMG Peat Marwick LLP as the auditors of the Company for the fiscal year ending March 31, 1997. Votes for KPMG Peat Marwick LLP were 800,409, votes against were 900, and 9,100 abstained.

Item 5.  Other Information
         -----------------

         During July 1996, the Company purchased 7,080 shares of the Company's common stock at an aggregate purchase price $82,020. As of September 30, 1996, the Company held 52,900 shares of its common stock as treasury stock at an aggregate purchase price of $618,535.

         On September 19, 1996, the Company's Board of Directors authorized the purchase of an additional 50,255 shares, to be acquired over the next twelve months, and notified The Office of Thrift Supervision (OTS) in compliance with OTS regulations.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits:

         27 - Financial Data Schedule

         Reports on Form 8-K:

         None.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HARDIN BANCORP, INC.
                                  Registrant



Date:  November 14, 1996        /s/ Robert W. King
      -----------------------  ---------------------------------------------
                                Robert W. King, President and Chief
                                Executive Officer (Duly Authorized
                                Officer)



Date:  November 14, 1996        /s/ Karen K. Blankenship
      -----------------------  --------------------------------------
                                Karen K. Blankenship, Senior Vice
                                President and Secretary (Principal
                                Financial Officer)