Form 10QSB
period 1996-12-31
HARDIN BANCORP INC
filed 1997-02-11
CIK 947220

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to _________________

                        Commission File Number 0-26560


                             HARDIN BANCORP, INC.
        --------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


          Delaware                               43-1719104
------------------------------            -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)              Identification Number)

2nd and Elm Street, Hardin, Missouri                     64035
------------------------------------                   ----------
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

  Yes (X)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.



Class                                     Outstanding at December 31, 1996
----------------------------              --------------------------------
Common stock, .01 par value                             954,845

                     HARDIN BANCORP, INC. AND SUBSIDIARIES

                                   CONTENTS

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements                            Page

                Consolidated Balance Sheets........................1

                Consolidated Statements of Earnings................2

                Consolidated Statement of Stockholders' Equity.....3

                Consolidated Statements of Cash Flows........... 4-5

                Notes to Consolidated Financial Statements.......6-7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations......................................8-12

PART II         OTHER INFORMATION.................................13

                Signatures........................................14


                     HARDIN BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, AND MARCH 31, 1996

                                                               (Unaudited)
                                                              December 31,    March 31,
                                                                  1996           1996
                                                              -------------  ------------
     Assets
     ------
Cash                                                           $   306,356   $   253,557
Interest bearing deposits                                        6,632,730     5,430,396
Investment securities - available for sale                      15,332,564     6,362,850
Mortgage backed securities:
    Held to maturity                                            13,965,110    16,298,987
    Available for sale                                           6,079,433     7,906,862
Loans receivable, net                                           52,310,804    45,031,460
Accrued interest receivable:
    Investment securities                                          151,957       116,562
    Mortgage backed securities                                     149,898       188,532
    Loans receivable                                               364,288       296,775
Premises and equipment                                             772,948       510,218
Stock in Federal Home Loan Bank (FHLB) of
    Des Moines, at cost                                            742,000       742,000
Prepaid expenses and other assets                                  207,409       248,623
                                                               -----------   -----------
   Total assets                                                $97,015,497   $83,386,822
                                                               ===========   ===========

     Liabilities and Stockholders' Equity
     ------------------------------------
Liabilities:
    Deposits                                                   $67,866,412   $66,605,247
    Advances from borrowers for taxes and insurance                146,465       223,752
    Advances from FHLB                                          14,000,000             0
    Accrued interest payable                                        63,933        30,385
 Income taxes payable:
  Current                                                            6,028        56,575
     Deferred                                                       39,113        48,000
 Accrued expenses and other liabilities                            577,721       387,922
                                                               -----------   -----------
   Total liabilities                                            82,699,672    67,351,881
                                                               -----------   -----------

Stockholders' equity:
 Serial preferred stock, $.01 par value;
     500,000 shares authorized, none issued or outstanding               0             0
 Common stock, $.01 par value: 3,500,000 shares
    authorized; 1,058,000 shares issued; and
     954,845 and 1,058,000 outstanding at
     December 31, and March 31, 1996, respectively                  10,580        10,580
 Additional paid-in capital                                     10,055,448    10,055,448
 Retained earnings                                               6,864,799     6,885,230
 Unrealized loss on available for sale securities, net            (172,601)     (154,597)
 Unearned employee stock ownership plan                           (761,720)     (761,720)
 Deferred recognition and retention plan                          (434,635)            0
 Treasury stock (103,155 shares at cost)                        (1,246,046)            0
                                                               -----------   -----------
   Total stockholders' equity                                   14,315,825    16,034,941
                                                               -----------   -----------
   Total liabilities and stockholders' equity                  $97,015,497   $83,386,822
                                                               ===========   ===========

See accompanying notes to consolidated financial statements.

                     HARDIN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                     Three months ended               Nine months ended
                                                        December 31                      December 31
                                                     ------------------               -----------------
                                                    1996             1995            1996         1995
                                               --------------  ---------------    ----------   ----------
Interest income:
 Loans receivable                                  $1,061,788       $  819,811    $3,025,304   $2,275,539
 Mortgage backed securities                           318,929          414,108     1,032,058    1,223,131
 Investment securities                                232,845           94,901       635,875      267,543
 Other                                                 67,621          125,596       157,685      290,743
                                                   ----------       ----------    ----------   ----------
  Total interest income                             1,681,183        1,454,416     4,850,922    4,056,956
                                                   ----------       ----------    ----------   ----------

Interest expense:
 Deposits                                             851,283          850,413     2,517,993    2,591,930
 FHLB advances                                        104,652                0       250,501       12,876
                                                   ----------       ----------    ----------   ----------
  Total interest expense                              955,935          850,413     2,768,494    2,604,806
                                                   ----------       ----------    ----------   ----------

  Net interest income                                 725,248          604,003     2,082,428    1,452,150

Provision for loan losses                               7,500                0        23,590            0
                                                   ----------       ----------    ----------   ----------
  Net interest income after
    provision for losses                              717,748          604,003     2,058,838    1,452,150

Non-interest income:
 Service charges                                       20,901           17,216        60,122       49,272
 Loan servicing fees                                    8,803           10,365        27,609       32,614
 Gain (loss) on sale of investments and
    mortgage backed securities                          5,286                0        (2,410)      (2,886)
 Other income                                          20,562           40,031       119,364      124,958
                                                   ----------       ----------    ----------   ----------
  Total non-interest income                            55,552           67,612       204,685      203,958
                                                   ----------       ----------    ----------   ----------

Non-interest expense:
 Compensation and benefits                            240,682          250,352       736,376      599,962
 Occupancy and equipment                               34,146           28,573        85,570       77,102
 Federal insurance premiums                            38,022           38,804       113,855      116,062
 SAIF special assessment                                    0                0       441,018            0
 Data processing                                       22,794           22,259        67,567       66,284
 Real estate owned                                          0                0             0       (3,050)
 Other                                                 96,155           88,288       375,904      259,084
                                                   ----------       ----------    ----------   ----------
  Total non-interest expense                          431,799          428,276     1,820,290    1,115,444
                                                   ----------       ----------    ----------   ----------

  Earnings before income taxes                        341,501          243,339       443,233      540,664
Income tax expense                                    126,436           85,663       164,093      184,748
                                                   ----------       ----------    ----------   ----------
  Net earnings                                     $  215,065       $  157,676    $  279,140   $  355,916
                                                   ==========       ==========    ==========   ==========

Net earnings per common share:
 Primary and fully diluted                         $     0.24               0.16        0.30         0.37
Weighted average common and common
 equivalent shares outstanding                        901,191            973,360     934,553      973,360

See accompanying notes to consolidated financial statements.

HARDIN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED DECEMBER 31, 1996
(UNAUDITED)





                                                                     Unrealized      Unearned
                                                                   Gain or (Loss)    Employee
                                          Additional                    on            Stock
                               Common      Paid-in      Retained    Securities,     Ownership    Deferred    Treasury  Stockholders'
                               Stock       Capital      Earnings        net           Plan         RRP        Stock      Equity
                             ----------   ----------   ----------   ------------    ----------    --------   --------  ------------


Balance at March 31, 1996    $   10,580   10,055,448    6,885,230       (154,597)    (761,720)           0          0   16,034,941
Net earnings                          0            0      279,140              0            0            0          0      279,140
Change in unrealized loss
 on available-
    for-sale securities,
     net of tax                       0            0            0        (18,004)                        0          0      (18,004)
Repurchase of common stock            0            0            0              0            0            0 (1,744,196)  (1,744,196)
Adoption of RRP                       0            0            0              0            0     (498,150    498,150            0
Amortization of RRP                   0            0            0              0            0       63,515          0       63,515
Dividend declared ($.30
 per share)                           0            0     (299,571)             0            0            0          0     (299,571)
                             ----------  -----------    ---------     ----------   ----------     --------   --------   ----------

Balance at December 31,
 1996                        $   10,580   10,055,448    6,864,799       (172,601)   (761,720)     (434,635 (1,246,046)  14,315,825
                             ----------  -----------    ---------     ----------   ---------      --------  ---------   ----------


See accompanying notes to consolidated financial statements.

                     HARDIN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

Operating Activities:                                       1996          1995
                                                        -------------  -----------
Net Earnings                                            $    279,140      355,916
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Provision for losses on loans                                23,590            0
 Depreciation                                                 38,949       32,606
 Premium accretion and amortization
  of discounts and deferred loan fees, net                    65,946       68,410
 FHLB stock dividends                                              0      (14,600)
 Net loss on sale of loans and
  investment securities available for sale                     2,410        2,886
 Gain on sale of premises and equipment                            0       (4,877)
 Amortization of deferred Recognition
  and Retention Plan (RRP)                                    63,515            0
 Provision for deferred income taxes                           1,538       24,467
 Changes in assets and liabilities:
  Interest receivable                                        (64,274)     (43,635)
  Other assets                                                41,214       38,237
  Accrued interest payable                                    33,548       (7,765)
  Accrued expenses and other liabilities                     200,114        9,503
  Income taxes payable                                       (50,547)      36,524
                                                        ------------   ----------
 Net cash provided by operating activities                   635,143      497,672
                                                        ------------   ----------

Investing Activities:
 Net increase in loans receivable                         (4,793,153)  (3,563,812)
 Proceeds from maturities of certificates
  of deposits in other institutions                                0      100,000
 Purchase of loans receivable                             (2,506,169)  (4,744,277)
 Principal payments on mortgage backed securities:
  Available for sale                                         939,436       32,210
  Held to maturity                                         2,287,193    3,257,099
 Purchase of investment securities:
  Available for sale                                     (14,003,686)  (4,890,500)
  Held to maturity                                                 0     (267,655)
 Proceeds from maturities of investment securities:
  Available for sale                                       3,000,000    2,700,000
  Held to maturity                                                 0        1,374
 Proceeds from sales of mortgage backed
  securities available for sale                              863,408     (522,781)
 Proceeds from sales of investment
  securities available for sale                            2,004,844    2,993,438
 Purchase of office premises and equipment                  (301,679)     (32,722)
 Proceeds from sale of office premises and equipment               0       13,500
                                                        ------------   ----------
Net cash used in investing activities                   $(12,509,806)  (4,924,126)
                                                        ------------   ----------


                     HARDIN BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                               1996          1995
                                                           ------------  ------------
Financing Activities:
 Net increase (decrease) in savings deposits               $ 1,261,165    (1,230,394)
 Proceeds from FHLB advances                                14,000,000     1,000,000
 Repayments of FHLB advances                                         0    (2,500,000)
 Net decrease in advances from borrowers
  for taxes and insurance                                      (77,287)     (110,544)
 Proceeds from issuance of stock, net of issuance costs              0     9,201,000
 Payment of dividends                                         (309,886)            0
 Purchase of treasury stock                                 (1,744,196)            0
                                                           -----------   -----------
 Net cash provided by financing activities                  13,129,796     6,360,062
                                                           -----------   -----------

 Increase in cash                                            1,255,133     1,933,608

Cash at beginning of period                                  5,683,953     4,442,116
                                                           -----------   -----------
Cash at end of period                                      $ 6,939,086   $ 6,375,724
                                                           ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid for:
  Interest                                                 $ 2,734,946     2,611,183
  Income taxes, net of refunds                             $   214,640       148,224
 Noncash investing and financing:
  Allocation of treasury stock to RRP                      $   498,150             0
  Dividends declared and payable                           $    95,485             0

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

The accompanying consolidated financial statements as of and for the nine months ended December 31, 1996 include the accounts of the Holding Company and the Bank.

(2)   Basis of Preparation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Holding Company's Annual Report for the year ended March 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of operations for the nine month period ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1996 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

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

Earnings per share amounts for the nine month period ended December 31, 1995 are based upon shares outstanding at December 31, 1995, exclusive of the shares issued to the ESOP, as though those shares were outstanding for the entire period. The computation does not reflect the pro forma effects of the investment income that would have been earned had the net proceeds for the conversion been received at the beginning of the nine month period.

(4) Stockholders' Equity and Stock Conversion

        The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to its Plan of Conversion which was approved by the Bank's members on September 21, 1995. The conversion was effective on September 28, 1995, and resulted in the issuance of 1,058,000 shares of common stock (par value $0.01) at $10.00 per share for a gross sales price of $10,580,000. Costs related to conversion (primarily underwriters' commissions, printing, and professional fees) aggregated $532,600 and were deducted to arrive at the net proceeds of $10,047,400. The Holding Company established an employee stock ownership trust which purchased 84,640 shares of common stock of the Holding Company at the issuance price of $10.00 per share with funds borrowed from the holding company.

(5) Employee Stock Ownership Plan (ESOP)

        All employees meeting age and service requirements are eligible to participate in an ESOP established on September 28, 1995. Contributions made by the Bank to the ESOP are allocated to participants by a formula based on compensation. Participant benefits become 100 percent vested after five years. The ESOP purchased 84,640 shares in the Bank's conversion. ESOP expense for the nine month period ended December 31, 1996 was $112,166.

(6) Recognition and Retention Plan (RRP)

        On April 16, 1996, the shareholders approved adoption of a RRP whereby 42,320 shares of common stock were authorized to be purchased by the plan. At December 31, 1996, 35,972 shares have been awarded to plan participants. The cost of these shares ($498,150) will be amortized as compensation expense over the five year vesting period.

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

The deposits of the Bank are presently insured by the Savings Association Insurance Fund (SAIF), which together with the Bank Insurance Fund (BIF), are the two insurance funds administered by the FDIC. In the third quarter of 1995 the FDIC lowered the premium schedule for BIF-insured institutions in anticipation of the BIF achieving its statutory reserve ratio. The reduced premium created a significant disparity in deposit insurance expense, causing a competitive advantage for BIF members. Legislation enacted on September 30, 1996, provided for a one-time special assessment of .657% of the Bank's SAIF insured deposits at March 31, 1995. The purpose of the assessment was to bring the SAIF to its statutory reserve ratio. Based on the above formula, the Bank's SAIF assessment of $441,018 was recorded in the quarter ended September 30, 1996. Due to the SAIF reaching its statutory reserve ratio, the Bank anticipates a reduction in the premium schedule which will reduce the Bank's federal insurance premium for future periods.

PENDING LEGISLATION
-------------------

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

FINANCIAL CONDITION
-------------------

Consolidated assets of Hardin Bancorp, Inc. were $97,015,497 as of December 31, 1996, compared to $83,386,822 on March 31, 1996, an increase of $13,628,675.
The increase in assets was primarily funded by an increase in Federal Home Loan Bank advances of $14,000,000 and an increase in deposits of $1,261,165.

The growth rate of 16.3% is in accordance with the Company's objective to leverage its excess capital in order to enhance return on stockholders' equity. The funds were used primarily to purchase U.S. Government agency securities with maturity or re-pricing terms similar to the maturity or repricing terms of the liability. These transactions are commonly referred to as arbitrages.

Loans receivable, net increased to $52,310,804 on December 31, 1996, from $45,031,460 on March 31, 1996, an increase of $7,279,344. Mortgage backed securities decreased $4,161,306 to $20,044,543 at December 31, 1996, from $24,205,849 on March 31, 1996. The decrease in mortgage backed securities and the increase in loans receivable reflect the Bank's plan to increase the mortgage and consumer loan portfolios and decrease the level of mortgage backed securities.

Deposits totaled $67,866,412 on December 31, 1996, an increase of $1,261,165 from $66,605,247 on March 31, 1996. The increase in deposits is primarily due to a successful special certificate of deposit promotion.

Stockholders' equity was $14,315,825 on December 31, 1996, compared to $16,034,941 on March 31, 1996, a decrease of $1,719,116. The decrease was the result of 103,155 shares of Hardin Bancorp, Inc., common stock acquired as treasury stock at a cost of $1,246,046, the purchase of 42,320 shares at an original cost of $498,150 to fund the Hardin Bancorp, Inc. Recognition and Retention Plan (RRP), and three quarterly cash dividends totaling $299,571. These items were partially off-set by net income for the nine month period of $279,140.

RESULTS OF OPERATIONS
---------------------

Net earnings for the Company's third fiscal quarter ended December 31, 1996, were $215,065 compared to $157,676 for the comparable quarter in 1995. The increase was due to an improved net interest margin and an increase in interest-earning assets.

Earnings per share for the quarter ended December 31, 1996, were $0.24 per share based on an average of 901,191 shares outstanding compared to $0.16 per share for the comparable quarter in 1995 based on an average of 973,360 shares outstanding.

Net interest income after provision for loan losses for the third quarter ended December 31, 1996, was $717,748 compared to $604,003 for the quarter ended December 31, 1995, an increase of $113,745. This increase was a result of interest income rising from $1,454,416 in 1995 to $1,681,183 in 1996 while interest expense increased from $850,413 in 1995 to $955,935 in 1996. The increase is due to an increase in total interest-earning assets funded by increased Federal Home Loan Bank advances and deposits.

Non-interest income decreased from $67,612 for the quarter ended December 31, 1995, to $55,552 for the quarter ended December 31, 1996. The decrease was due to lower earnings at the Bank's insurance subsidiary and a reduction in the dividend received from, Fiserv, the Bank's data processing center.

The Company's non-interest expense for the three months ended December 31, 1996, was $431,799 compared to $428,276 for the third quarter in 1995. The slight increase was due to higher occupancy and equipment expense, increased expense related to conversion to a stock company and partially off-set by a reduction in compensation and benefits.

Net earnings for the nine months ended December 31, 1996, were $279,140 compared to $355,916 for the nine months ended December 31, 1995. The decrease was primarily due to a special assessment to recapitalize the Savings Association Insurance Fund and an increase in employee expense related to stock benefit plans.

Earnings per share for the nine months ended December 31, 1996, were $0.30 per share based on an average of 934,553 shares outstanding compared to $0.37 per share for the nine months ended December 31, 1995 based on an average of 973,360 shares outstanding.

Net interest income after provision for loan losses for the nine months ended December 31, 1996, was $2,058,838 compared to $1,452,150 for the nine months ended December 31, 1995, an increase of $606,688. The increase in net interest income is due to an increase in interest-earning assets, funded by increased Federal Home Loan Bank advances, deposit growth, and the investment of the net proceeds from the Company's conversion to stock, which was consummated on September 28, 1995.

Non-interest income increased slightly from $203,958 for the nine months ended December 31, 1995, to $204,685 for the nine months ended December 31, 1996.

Non-interest expense for the nine months ended December 31, 1996, was $1,820,290 compared to $1,115,444 for the nine month period in 1995, an increase of $704,846. The increase was primarily due to a special one-time Savings Association Insurance Fund (SAIF) assessment in the amount of $441,018, expenses associated with the Hardin Bancorp, Inc. Recognition and Retention Plan (RRP) of $63,515, Hardin Bancorp, Inc. Employee Stock Ownership Plan (ESOP) expenses of $112,166, and additional accounting, legal, franchise tax, and printing expense related to the conversion to a stock company.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience, and independent analysis. The provision for loan losses for the three months ended December 31, 1996, was $7,500, and for the nine months ended December 31, 1996, was $23,590. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NON-PERFORMING ASSETS
---------------------

On December 31, 1996, non-performing assets were $171,000 compared to $124,000 on March 31, 1996. At December 31, 1996, the Bank's allowance for loan losses was $155,000, or 90% of non-performing assets compared to $131,000 or 107% at March 31, 1996.

Loans are considered non-performing when the collection of principal and/or interest is not expected, or in the event payments are more than 90 days delinquent.

The allowance for loan losses was .30% of total loans as of December 31, 1996 compared to .29% at March 31, 1996.

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1996:

CAPITAL REQUIREMENTS:

                          Actual           Required         Excess
                          Amount/Percent   Amount/Percent   Amount/Percent
(Dollars in Thousands)

Tangible Capital          $11,189/11.84%   $1,420/1.50%     $9,769/10.34%
Core Leverage Capital     $11,189/11.84%   $2,839/3.00%     $8,350/08.84%
Risk-Based Capital        $11,345/29.72%   $3,054/8.00%     $8,291/21.72%

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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at December 31, 1996, was 10.34%.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank of Des Moines (FHLB) to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended December 31, 1996 and 1995 were $6,939,086 and $6,375,724, respectively. The increase was primarily due to an increase in cash provided by financing activities, primarily proceeds from FHLB advances.

Net cash provided by operating activities increased from $497,672 at December 31, 1995 to $635,143 at December 31, 1996. The increase was due to improved net earnings, exclusive of the SAIF assessment, and normal adjustments to accrued income and expense items.

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

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         During the quarter, the Company purchased 50,255 shares of the Company's common stock at an aggregate purchase price of $627,511. As of December 31, 1996, the Company held 103,155 shares of its common stock as treasury at an aggregate purchase price of $1,246,046.

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

                              HARDIN BANCORP, INC.
                                   Registrant



Date: February 11, 1996              /s/ Robert W. King
      -----------------              ---------------------------------------
                                         Robert W. King, President and Chief
                                         Executive Officer (Duly Authorized
                                         Officer)



Date: February 11, 1996              /s/ Karen K. Blankenship
     ------------------              ----------------------------------------
                                         Karen K. Blankenship, Senior Vice
                                         President and Secretary (Principal
                                         Financial Officer)