Form 10KSB
period 1997-03-31
HARDIN BANCORP INC
filed 1997-06-27
CIK 947220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
                  For the fiscal year ended March 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                     to
                                  ---------------------  ----------------------

                         Commission file number 0-26560

                              HARDIN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                   43-1719104
---------------------------------------------             -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                           Identification No.)

  2nd and Elm Streets, Hardin, Missouri                        64035
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:      (816) 398-4312
                                                   -----------------------------

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
                                       ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]
         The registrant's revenues for the fiscal year ended March 31, 1997 were $7.0 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of March 31, 1997, was $12.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 31, 1997, there were 1,058,000 shares issued and 859,360 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and III of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1997.

         Part III of Form 10-KSB - Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders.

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

         Hardin Federal is a federally chartered stock savings bank headquartered in Hardin, Missouri. Hardin Federal was originally chartered under the laws of the State of Missouri in 1914, converted to a federally chartered mutual savings bank in March 1995 and consummated its conversion to a stock savings bank on September 28, 1995. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office and two branch offices, Hardin Federal serves communities located in Ray and Clay Counties, and in surrounding counties, in the State of Missouri. At March 31, 1997, Hardin Federal had total assets of $103.4 million, deposits of $70.2 million and total equity of $13.2 million.

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

         Ray and Clay Counties, Missouri are located approximately 40 miles east of Kansas City, Missouri. Ray County, Missouri has a population of approximately 22,000 and Clay County, Missouri has a population of approximately 153,000. The major employers in the Bank's primary market area are engaged in agricultural, light industry, medical services and education, and include Ford Motor Co., Orbseal, Inc., American Italian Pasta Co., Ray County Memorial Hospital, Excelsior Springs Community Hospital, and the Richmond RXVI Public Schools.

Lending Activities

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer, construction, commercial business and land acquisition loans. At March 31, 1997, the Bank's gross loans and mortgage-backed securities outstanding totalled $75.3 million, of which $47.5 million or 63.1% were one-to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 54.8% were fixed-rate loans, and 45.2% were adjustable-rate loans. At that same date, consumer loans totalled $5.6 million or 7.4% of the Bank's total loan portfolio, construction loans totalled $1.6 million or 2.2% of the Bank's total loan and mortgage-backed securities portfolio, commercial real estate loans totalled $1,045 or 1.4% of the Bank's total loan and mortgage-backed securities portfolio and land acquisition loans totalled $328,000 or .4% of the Bank's total loan and mortgage-backed securities portfolio.

         The Bank also invests in mortgage-backed securities. At March 31, 1997, mortgage-backed securities totalled $19.2 million. See "- Investment Activities."

         The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At March 31, 1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.98 million. At March 31, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship in loans to one borrower at March 31, 1997 was $669,600 secured by several one- to four-family real estate dwellings located in Jackson County, Missouri. At March 31, 1997, these loans were performing in accordance with their terms.

         Loan Portfolio Composition. The following information sets forth the composition of the Bank's loan portfolio (including mortgage-backed securities) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.


                                                                                     At March 31,
                                                       ----------------------------------------------------------------------
                                                               1997                      1996                    1995
                                                       --------------------     ---------------------    --------------------
                                                        Amount      Percent      Amount       Percent     Amount      Percent
                                                        ------      -------      ------       -------     ------      -------
                                                                                    (Dollars in Thousands)
Real Estate Loans:
------------------
 One- to four-family................................   $ 47,473       63.09%    $ 38,395        54.76%   $ 28,969       46.66%
 Land...............................................        328        0.43          123         0.18         101        0.16
 Commercial.........................................      1,045        1.39          184         0.26         157        0.25
 Construction.......................................      1,619        2.15        2,674         3.81         358        0.58
                                                       --------    --------     --------     --------    --------    --------
     Total real estate loans........................     50,465       67.06       41,376        59.01      29,585       47.65
                                                       --------    --------     --------     --------    --------    --------

Consumer Loans:
---------------
 Consumer Loans:
  Secured by deposits...............................        570        0.76          678         0.96         628        1.01
  Automobile........................................      1,438        1.91        1,316         1.88       1,098        1.77
  Home equity.......................................      2,363        3.14        1,535         2.19       1,158        1.87
  Home improvement..................................        689        0.92          693         0.99         581        0.94
  Other consumer loans..............................        511        0.68          313         0.45         568        0.90
                                                       --------    --------     --------     --------    --------    --------
     Total consumer loans...........................      5,571        7.41        4,535         6.47       4,033        6.49
                                                       --------    --------     --------     --------    --------    --------

     Total loans receivable.........................     56,036       74.47       45,911        65.48      33,618       54.14
                                                        -------    --------     --------     --------     -------    --------

Mortgage-Backed Securities:
---------------------------
 GNMA...............................................      1,815        2.41        2,142         3.05       2,476        3.99
 FHLMC..............................................      6,591        8.76        9,044        12.90      11,079       17.84
 FNMA...............................................     10,808       14.36       13,020        18.57      14,918       24.03
                                                       --------    --------     --------     --------    --------    --------
     Total mortgage-backed securities...............     19,214       25.53       24,206        34.52      28,473       45.86
                                                       --------    --------     --------     --------    --------    --------
        Total loan and mortgage-backed
             securities portfolio...................     75,250      100.00%      70,117       100.00%     62,091      100.00%
                                                                   ========                  ========                ========

Less:
-----
Loans in process....................................     (1,353)                    (766)                    (247)
Deferred fees and discounts.........................         43                       17                      (22)
Allowance for loan losses...........................       (158)                    (131)                    (119)
                                                       --------                 --------                 --------
     Total loan and mortgage-
       backed securities portfolio, net.............   $ 73,782                 $ 69,237                 $ 61,703
                                                       ========                 ========                 ========

         The following table shows the composition of the Bank's loan and mortgage-backed securities portfolio by fixed- and adjustable-rate at the dates indicated.


                                                                                     At March 31,
                                                       -----------------------------------------------------------------------
                                                               1997                      1996                    1995
                                                       --------------------     ---------------------    ---------------------
                                                        Amount      Percent      Amount       Percent     Amount      Percent
                                                        ------      -------      ------       -------     ------      -------
                                                                                      (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
Real estate:
  One- to four-family...............................   $ 26,019       34.58%    $ 18,542        26.44%   $ 12,308       19.82%
  Land..............................................        255        0.34           86          .12          82        0.13
  Commercial........................................         64        0.09           67          .10          44        0.07
  Construction......................................      1,527        2.03        1,805         2.57         189        0.31
                                                       --------    --------     --------     --------    --------    --------
     Total real estate loans........................     27,865       37.04       20,500        29.23      12,623       20.33
Consumer............................................      5,035        6.69        4,442         6.34       4,027        6.49
Mortgage-backed securities..........................         35        0.04          588          .84         350        0.56
                                                       --------    --------     --------     --------    --------    --------
     Total fixed-rate...............................     32,935       43.77       25,530        36.41      17,000       27.38
                                                       --------    --------     --------     --------    --------    --------

Adjustable-Rate Loans:
----------------------
Real estate:
  One- to four-family...............................     21,454       28.51       19,853        28.31      16,661       26.84
  Land..............................................         73        0.10           37          .05          19        0.03
  Commercial........................................        981        1.30          117          .17         113        0.18
  Construction......................................         92        0.12          869         1.24         169        0.27
                                                       --------    --------     --------     --------    --------    --------
     Total real estate loans........................     22,600       30.03       20,876        29.77      16,962       27.32
Consumer............................................        536        0.71           93          .14           6        0.01
Mortgage-backed securities..........................     19,179       25.49       23,618        33.68      28,123       45.29
                                                       --------    --------     --------     --------    --------    --------
     Total adjustable rate..........................     42,315       56.23       44,587        63.59      45,091       72.62
                                                       --------    --------     --------     --------    --------    --------
     Total loan and mortgage-backed
       securities portfolio.........................     75,250      100.00%      70,117       100.00%     62,091      100.00%
                                                                   ========                  ========                ========

Less:
-----
 Loans in process...................................     (1,353)                    (766)                    (247)
 Deferred loan fees and discounts...................         43                       17                      (22)
 Allowance for loan losses..........................       (158)                    (131)                    (119)
                                                       --------                 --------                 --------
    Total loans and mortgage-backed
      securities portfolio, net.....................   $ 73,782                 $ 69,237                 $ 61,703
                                                       ========                 ========                 ========

                                        5

         The following schedule illustrates the contractual maturity and weighted average rates of the Bank's loan portfolio at March 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.


                                     One-to Four-Family       Construction               Commercial
                                     ------------------   ---------------------    ----------------------
Due During                                     Weighted               Weighted                 Weighted
Year Ending                                    Average                Average                  Average
March 31,                           Amount        Rate     Amount        Rate      Amount         Rate
------------                        ------     ----------  ------     ---------    ------      ----------
                                                       (Dollars in Thousands)
1998(1)..........................   $    62       9.60%    $   790       8.20%     $     --         --%
1999.............................        72       8.30          --         --            --         --
2000.............................        61       9.70          --         --             7       9.70
2001 and 2002....................     1,133       8.40          --         --            19       8.50
2003 to 2007.....................     3,759       8.30          --         --           146       9.10
2008 to 2022.....................    27,451       8.10         578       8.30           873       9.20
2023 and following...............    14,935       8.10         251       7.30            --         --
                                    -------                -------                 --------

                                    $47,473                $ 1,619                 $  1,045
                                    =======                =======                 ========

(RESTUBBED TABLE)


                                             Land                 Consumer                  Total
                                    ---------------------  ---------------------  ---------------------
Due During                                     Weighted               Weighted          Weighted
Year Ending                                    Average                Average           Average
March 31,                           Amount        Rate     Amount        Rate     Amount         Rate
------------                        ------     ----------  ------     ----------  ------        -------
                                                            (Dollars in Thousands)
1998(1)..........................   $     --         --%   $  1,136      8.50%    $ 1,988          8.40%
1999.............................         --         --         322     10.40         394         10.00
2000.............................          4      10.00         651      9.80         723          9.80
2001 and 2002....................         --         --       1,289      9.80       2,441          9.20
2003 to 2007.....................         78       9.90       1,567      9.83       5,550          8.74
2008 to 2022.....................        246       8.10         606      9.39      29,754          8.20
2023 and following...............         --         --          --        --      15,186          8.10
                                    --------               --------               -------

                                    $    328               $  5,571               $56,036
                                    ========               ========               =======

-----------------------
         (1) The total amount of loans due after March 31, 1998 which have predetermined interest rates is $32.9 million while the total amount of loans due after such date which have floating or adjustable interest rates is $23.1 million.

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

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At March 31, 1997, the Bank's one- to four-family residential mortgage loans totalled $47.5 million, or 63.1%, of the Bank's gross loan and mortgage-backed securities portfolio. The Bank experienced significant growth in its one- to four-family residential mortgage loan portfolio during the year ended March 31, 1997 as a result of increased demand for such loans within the Bank's market area and increased purchases by the Bank of such loans. It is the Bank's policy to purchase only those loans which meet its own underwriting criteria.

         The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended March 31, 1997, the Bank originated $7.5 million fixed-rate one- to four-family loans, which constituted 85.7% of total one- to four-family loans originated and $1.2 million of adjustable-rate one- to four-family loans or 14.3% of total one- to four-family loans originated. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank currently offers one-year and three-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year and three-years, respectively, and thereafter adjust every one or three years) with a stated interest rate margin over the one and three year U.S. Treasury Index adjusted to a constant maturity. Increases or decreases in the interest rate of the Bank's adjustable-rate loans are generally limited to 1.0% at any adjustment date and 5.0% over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated provide for a minimum interest rate. The Bank qualifies borrowers for adjustable-rate loans based on a current interest rate plus the first adjustment. As a result, the risk of default on these loans may increase as interest rates increase. See "- Asset Quality - Non-Performing Assets." At March 31, 1997, the total balance of one-to four-family adjustable-rate loans was $21.5 million or 28.5% of the Bank's gross loan and mortgage-backed securities portfolio. See "- Originations, Purchases and Sales of Loans."

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

         The Bank also offers fixed-rate mortgage loans with maturities of up to 30 years. At March 31, 1997, the total balance of one- to four-family fixed-rate loans was $26.0 million or 34.6% of the Bank's gross loan and mortgage-backed securities portfolio. See "- Originations, Purchases and Sales of Loans."

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

         Consumer Lending. Hardin Federal offers a variety of consumer loans, including home equity lines of credit, automobile, home improvement, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At March 31, 1997, the Bank's consumer loan portfolio totalled $5.6 million, or 7.4% of its gross loan and mortgage-backed securities portfolio.

         Hardin Federal originates home equity and home improvement loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 80% or less of the appraised value. If the Bank originates loans with greater than an 80% loan-to-value ratio, it requires the borrower to obtain private mortgage insurance in an amount equal to 100% of the loan-to-value ratio. Generally, such loans have a maximum term of up to 10 years. As of March 31, 1997, home equity and home improvement loans amounted to $2.4 million and $689,000, respectively, which represented 3.1% and .92%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio.

         The Bank also recently began originating equity lines of credit. These loans are generally limited to 90% or less of the appraised value of the property securing the loan. These loans are all adjustable-rate loans and have maximum terms of up to 15 years.

         Another component of the Bank's consumer loan portfolio consists of automobile loans. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At March 31, 1997, the Bank's automobile loans totalled $1.4 million or 1.9% of the Bank's gross loan and mortgage-backed securities portfolio.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1997, $3,000 of the Bank's consumer loans were non-performing. See "- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not occur in the future.

         Construction Lending. At March 31, 1997, the Bank had $1.6 million of construction loans. Hardin Federal offers loans to both builders and individuals for the construction of one- to four-family residences. Currently, such loans are offered with fixed- or adjustable-rates of interest. At March 31, 1997, the Bank had $1.5 million and $92,000 of fixed-rate and adjustable-rate construction loans, respectively, which represented 2.03% and .12%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio. From time to time the Bank may purchase construction loans, but no such purchases were made during fiscal 1997. The Bank will purchase only those construction loans which are underwritten under guidelines which are as stringent as those employed by the Bank when it originates a construction loan. Following the construction period, these loans may become permanent loans, with terms for up to 30 years.

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

         Commercial Real Estate Lending. The Bank also originates commercial real estate loans. At March 31, 1997 approximately $1.0 million, or 1.4% of the Bank's gross loan and mortgage-backed securities portfolio, was comprised of commercial real estate loans of which none was non-performing at that date. The largest commercial real estate loan is a permanent loan on a multi-family apartment building in Cole County, Missouri.

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

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 1997, the Bank originated $14.2 million in fixed-rate loans and $2.0 million in adjustable rate loans.

         The Bank from time-to-time sells fixed rate loan originations as part of its asset/liabilities management policies. The Bank generally followed a policy of selling its fixed-rate loan originations during fiscal 1994. In early fiscal 1995, the Bank changed its policy to retain fixed-rate loan originations in its portfolio. The Bank's Board of Directors has adopted an informal policy which is subject to change from time-to-time, of retaining fixed-rate loans in order to increase the overall level of fixed-rate loans in its portfolio up to 50% of total loans receivable. At March 31, 1997, fixed-rate loans comprised 43.8% of gross loan and mortgage-backed securities portfolio. Reflecting these policies, during the fiscal years ended March 31, 1997, 1996 and 1995, the Bank sold $0, $0, and $234,000, respectively, of one- to four-family fixed-rate real estate loans.

         During fiscal year 1997, the Bank purchased $4.4 million of real estate loans originated by other lenders all of which were secured by properties located in Missouri. At March 31, 1997, none of these loans were included in the Bank's non-performing assets. See "- Non-Performing Assets and Classified Assets." As part of the Bank's effort to increase the size of its loan portfolio, management anticipates that loan purchases may increase in the future. It is presently anticipated that such purchases would consist primarily of loans secured by one- to four-family residences located in the State of Missouri. The Bank employs the same underwriting standards for purchased loans as for loans originated by the Bank.

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

         Loan originations during the year ended March 31, 1997 were substantially greater than the comparable period in the prior year. The Bank believes the increase was due to an increased emphasis on the origination of loans and increased loan demand within the Bank's market area, plus the availability of lower fixed-rate interest on long-term loans.

         The following table shows the loan and mortgage-backed securities origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                          Year Ended March 31,
                                                               ------------------------------------------
                                                                 1997           1996             1995
                                                               --------       --------         --------
                                                                            (In Thousands)
Originations by type:
---------------------
 Adjustable rate:
  One- to four-family........................................  $   1,240      $     886        $   4,746
  Land.......................................................         55             20               --
  Commercial.................................................         20             --               --
  Construction...............................................        210            229               --
  Consumer...................................................        455             --               --
                                                               ---------      ---------        ---------
         Total adjustable-rate...............................      1,980          1,135            4,746
                                                               ---------      ---------        ---------
Fixed rate:
-----------
  One- to four-family........................................      7,452          7,406            2,325
  Land.......................................................        180             11               49
  Commercial.................................................         --             --               --
  Construction...............................................      1,947          1,502              273
  Consumer...................................................      4,659          3,864            4,055
                                                               ---------      ---------        ---------
         Total fixed-rate....................................     14,238         12,783            6,702
                                                               ---------      ---------        ---------
         Total loans originated..............................     16,218         13,918           11,448
                                                               ---------      ---------        ---------

Purchases:
----------
  One- to four-family........................................      4,250          5,810              789
  Five or more...............................................         --            491               --
  Commercial.................................................        148            640               --
  Mortgage-backed securities - at cost.......................         --            523            1,276
                                                               ---------      ---------        ---------
         Total purchased.....................................      4,398          7,464            2,065
                                                               ---------      ---------        ---------

Sales and Repayments:
---------------------
  One- to four-family........................................         --             --              234
  Mortgage-backed securities sold - at
    amortized cost...........................................      1,016             --               --
                                                               ---------      ---------        ---------
         Total sales.........................................      1,016             --              234
                                                               ---------      ---------        ---------

  Principal repayments.......................................     14,467         13,356           13,535
                                                               ---------      ---------        ---------
         Total sales and repayments..........................     15,483         13,356           13,769
                                                               ---------      ---------        ---------

Decrease (increase) in other items:
  Loans in process...........................................       (587)          (519)              88
  Deferred fees and discounts................................         26             39               25
  Allowance for loan losses..................................        (27)           (12)              (2)
                                                               ---------      ---------        ---------
         Net increase (decrease).............................  $   4,545      $   7,534        $    (145)
                                                               =========      =========        =========

                                       11

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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 1997. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.


                                                       Loans Delinquent For
                                 ----------------------------------------------------------------
                                            60-89 Days                   90 Days and Over              Total Delinquent Loans
                                 -------------------------------  -------------------------------  ------------------------------
                                                        Percent                          Percent                          Percent
                                                        of Loan                          of Loan                          of Loan
                                  Number     Amount    Category    Number     Amount    Category    Number     Amount    Category
                                  ------     ------    --------    ------     ------    --------    ------     ------    --------
                                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family               5    $    133        0.28%        4    $   274        0.58%        9     $  407        0.86%
  Land.........................    --          --         --         --         --          --        --         --          --
  Commercial...................    --          --         --         --         --          --        --         --          --
  Construction.................    --          --         --         --         --          --        --         --          --
Consumer.......................     2          10        0.18         1          3        0.05         3         13        0.23
                                -----    --------      -------    -------    -------    --------   -------     ------      ------

     Total.....................     7    $    143        0.46%        5    $   277        0.63%       12     $  420       1.09%
                                =====    ========      =======    =======    =======    ========   =======     ======     ======

                                       12

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


                                                                         Year Ended March 31,
                                                               ----------------------------------------
                                                                 1997           1996             1995
                                                               --------       --------         --------
                                                                            (In Thousands)
Non-accruing loans:
  One- to four-family........................................  $     274      $      93        $     109
  Land.......................................................         --             --               --
  Commercial.................................................         --             --               --
  Construction...............................................         --             --               --
  Consumer...................................................         --             --               --
                                                               ---------      ---------        ---------
     Total...................................................        274             93              109
                                                               ---------      ---------        ---------

Accruing loans delinquent 90 days or more:
  One- to four-family........................................         --             29               59
  Land.......................................................         --             --               --
  Commercial.................................................         --             --               --
  Construction...............................................         --             --               --
  Consumer...................................................          3             --               --
                                                               ---------      ---------        ---------
     Total...................................................          3             29               59
                                                               ---------      ---------        ---------

Foreclosed assets:
  One- to four-family........................................        103             --               --
  Land.......................................................         --             --               --
  Commercial.................................................         --             --               --
  Construction...............................................         --             --               --
  Consumer...................................................         --              2               --
                                                               ---------      ---------        ---------
     Total...................................................        103              2               --
                                                               ---------      ---------        ---------

Total non-performing assets..................................  $     380      $     124        $     168
                                                               =========      =========        =========
Total classified assets......................................        545      $     412        $     480
                                                               =========      =========        =========
Total non-performing assets as a
  percentage of total assets.................................      0.37%          0.15%            0.22%
                                                               ========       ========         ========
Total non-performing loans as a
  percentage of total loans receivable.......................      0.68%          0.29%            0.50%
                                                               =========      ========         ========

         For the year ended March 31, 1997 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $34,000. The amount that was included in interest income on such loans was $20,000 for the year ended March 31, 1997.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1997, the Bank had classified a total of $539,050 of its assets as substandard, $0 as doubtful, and $6,352 as loss. At March 31, 1997, total classified assets comprised $545,402 or 4.1% of the Bank's capital, or .53% of the Bank's total assets.

         Other Loans of Concern. In addition to the non-performing and classified loans set forth in the tables above, as of March 31, 1997, there were no other loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 1997, the Bank had two real estate properties acquired through foreclosure with a carrying value of $103,000.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 1997, the Bank had a total allowance for loan losses of $158,000, representing 41.6% of total non-performing loans and .29% of the Bank's loans, net. See Note 5 of the Notes to Consolidated Financial Statements.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                           At March 31,
                                 ------------------------------------------------------------------------------------------------
                                               1997                            1996                             1995
                                 -------------------------------  -------------------------------  ------------------------------
                                                        Percent                          Percent                          Percent
                                                       of Loans                         of Loans                         of Loans
                                              Loan      in Each                Loan      in Each                Loan      in Each
                                 Amount of   Amounts   Category   Amount of   Amounts   Category   Amount of   Amounts   Category
                                 Loan Loss     by      to Total   Loan Loss     by      to Total   Loan Loss     by      to Total
                                 Allowance  Category     Loans    Allowance  Category     Loans    Allowance  Category     Loans
                                 ---------  --------     -----    ---------  --------     -----    ---------  --------     -----
                                                                      (Dollars in Thousands)
Real estate:
  One- to four-family........   $      81   $  47,473     84.72%   $   71   $  38,395      83.63%   $    61   $  28,969    86.17%
  Land.......................           3         328      0.59         1         123       0.27          1         101     0.30
  Commercial.................          11       1,045      1.86         2         184       0.40          2         157     0.47
  Construction...............          10       1,619      2.89         3       2,674       5.82          4         358     1.06
Consumer.....................          25       5,571      9.94        19       4,535       9.88         22       4,033    12.00
Unallocated..................          28          --        --        35          --         --         29          --       --
                                ---------   ---------  --------    ------   ---------    -------    -------   ---------  -------
       Total.................   $     158   $  56,036    100.00%   $  131   $  45,911     100.00%   $   119   $  33,618   100.00%
                                =========   =========  ========    ======   =========    =======    =======   =========  =======

         The portion of the allowance to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                         Year Ended March 31,
                                                               -----------------------------------------
                                                                 1997           1996              1995
                                                               --------       --------          --------
                                                                            (In Thousands)
Balance at beginning of period...............................  $     131      $     119        $     117

Charge-offs:
  One- to four-family........................................         (7)            --              (23)
  Land.......................................................         --             --               --
  Commercial.................................................         --             --               --
  Construction...............................................         --             --               --
  Consumer...................................................         --             (2)              --
                                                               ---------      ---------        ---------
                                                                      (7)            (2)             (23)
                                                               ---------      ---------        ---------

Recoveries:
  One- to four-family........................................         --             --               25
  Land.......................................................         --             --               --
  Commercial.................................................         --             --               --
  Construction...............................................         --             --               --
  Consumer...................................................         --             --               --
                                                               ---------      ---------        ---------
                                                                      --             --               25
                                                               ---------      ---------        ---------
Net recoveries (charge-offs).................................         (7)            (2)               2
Additions charged to operations..............................         34             14               --
                                                                              ---------        ---------
Balance at end of period.....................................  $     158      $     131        $     119
                                                               =========      =========        =========

Ratio of net recoveries (charge-offs) during the
 period to average loans outstanding during the
 period......................................................       0.01%            --%            0.01%
                                                               =========      =========        =========

Ratio of net recoveries (charge-offs) during
 the period to average non-performing assets.................       1.84%        (1.43)%             .90%
                                                               =========      ========         =========


Investment Activities

         General. Hardin Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.8%. See "Regulation--Liquidity."

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

         Mortgage-backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable rates of interest. The Bank has invested primarily in federal agency securities, principally Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") obligations. At March 31, 1997, the Bank's investment in mortgage-backed securities totalled $19.2 million or 18.6% of its total assets.

         The Bank's available-for-sale mortgage-backed securities are reported at fair market value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity. The balance of the Bank's mortgage-backed securities, $13.5 million, are classified as held to maturity and are reported at amortized cost. During the fiscal year ended March 31, 1997, the Bank sold $1.0 million of its mortgage-backed securities. See Note 4 of the Notes to Consolidated Financial Statements.

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

         The following table sets forth the contractual maturities of the Bank's mortgage-backed securities at March 31, 1997.

                                                                                                                  At
                                                                        Due in                                 March 31,
                                   -------------------------------------------------------------------------     1997
                                    6 Months  6 Months    1 to      3 to 5     5 to 10   10 to 20    Over 20    Balance
                                     or Less  to 1 Year  3 Years     Years      Years      Years      Years   Outstanding
                                   --------------------  -------    -------    -------    -------    -------  -----------
                                                                 (Dollars in Thousands)

Government National
  Mortgage Association.............  $ --      $  --    $  --      $  --        $ --     $    --    $   1,816   $   1,816

Federal Home Loan
  Mortgage Corporation.............    --         --       --         --          --       1,641        4,949       6,590

Federal National
  Mortgage Corporation.............    --         --       --         --          --       1,636        9,172      10,808
                                     ----      -----    -----      -----        ----   ---------    ---------   ---------

     Total.........................  $ --      $  --    $  --      $  --        $ --     $ 3,277    $  15,937   $  19,214
                                     ====      =====    =====      =====        ====   =========    =========   =========


         Investment Securities. At March 31, 1997, the Bank's investment securities (including a $950,000 investment in the common stock of the FHLB of Des Moines) totalled $23.3 million, or 22.5% of its total assets. It is the Bank's general policy to purchase U.S. Government securities and federal agency obligations and other investment securities. See Note 3 of the Notes to Consolidated Financial Statements.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totalled $13.2 million as of March 31, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 1997, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                             At March 31,
                                                    --------------------------------------------------------------
                                                           1997                  1996                  1995
                                                    ------------------    ------------------    ------------------
                                                     Book       % of       Book       % of       Book       % of
                                                     Value      Total      Value      Total      Value      Total
                                                  ----------   -------   ---------   -------   ---------   -------
                                                                        (Dollars in Thousands)
Investment securities:
----------------------
U.S. government securities.....................   $       98       .36%  $      --        --%  $   3,667     29.67%
Federal agency obligations.....................       22,242     81.48       6,363     50.76       4,093     31.99
                                                  ----------   -------   ---------   -------   ---------   -------
     Subtotal..................................       22,340     81.84       6,363     50.76       7,760     60.66
FHLB stock.....................................          950      3.48         742      5.92         727      5.68
                                                  ----------   -------   ---------   -------   ---------   -------
     Total investment securities
      and FHLB stock...........................   $   23,290     85.32%  $   7,105     56.68%  $   8,487     66.34%
                                                  ----------   -------   ---------   -------   ---------   -------
Average remaining life of investment
 securities excluding FHLB stock                  13 years               4 years               2 years

Other interest-earning assets:
------------------------------
Interest-bearing deposits......................   $    4,007     14.68%  $   5,430     43.32%  $   4,306     33.66%

Total investment portfolio.....................   $   27,297    100.00%  $  12,535    100.00%  $  12,793    100.00%
                                                  ==========   =======   =========   =======   =========   =======



         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                                             March 31, 1997
                                               --------------------------------------------------------------------------
                                                                                                   Total      Investment
                                                 Less Than   1 to 5     5 to 10       Over         Book       Securities
                                                  1 Year      Years      Years      10 Years       Value     Market Value
                                                                      (Dollars in Thousands)

U.S. Government securities..............       $     --     $      --   $     --    $      98    $      98    $      98
Federal agency obligations..............             --         4,340      3,475       14,427       22,242       22,242
                                               --------     ---------   --------    ---------    ---------    ---------

Total investment securities.............       $     --     $   4,340   $  3,475    $  14,525    $  22,340    $  22,340
                                               --------     ---------   --------    ---------    ---------    ---------

Weighted average yield..................             --%         6.29%      7.80%        7.01%        6.96%        6.96%
                                               ========     =========   ========    =========    =========    =========

         The Bank's investment securities portfolio at March 31, 1997, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

         Hardin Federal's investments, including the mortgage-backed and related securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 1997, the Bank had $19.2 million in mortgage-backed securities and investment securities with maturities of less than five years available for sale with a fair value of $4.3 million. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

         FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At March 31, 1997, the Bank had total FHLB advances of $19.0 million. See "- Borrowings" and Note 8 of the Notes to Consolidated Financial Statements.

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

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                                                                Year Ended March 31,
                                                               ----------------------------------------------
                                                                 1997               1996               1995
                                                               --------           --------           --------
                                                                                (Dollars in Thousands)

Opening balance............................................    $    66,605       $    67,449       $   66,722
Deposits...................................................         94,769            89,906           59,441
Withdrawals................................................         94,566            94,205           61,523
Interest credited..........................................          3,393             3,455            2,809
                                                               -----------       -----------       ----------
Ending balance.............................................    $    70,201       $    66,605       $   67,449
                                                               ===========       ===========       ==========
Net increase (decrease)....................................    $     3,596       $      (844)      $      727
                                                               ===========       ===========       ==========
Percent increase (decrease)................................           5.40%            (1.25)%           1.09%
                                                               ===========       ===========       ==========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                             At March 31,
                                                   ----------------------------------------------------------------
                                                           1997                  1996                  1995
                                                   -------------------     -----------------     ------------------
                                                               Percent               Percent               Percent
                                                     Amount   of Total     Amount   of Total     Amount   of Total
                                                     ------   --------     ------   --------     ------   --------
                                                                           (Dollars in Thousands)
Transactions and Savings Deposits:(1)
----------------------------------
Commercial Demand.................................  $    140      0.20%   $    165      0.25%   $    126      0.19%
Passbook Accounts.................................     3,592      3.32       3,675      5.51       3,958      5.87
NOW Accounts......................................     2,334      5.83       1,825      2.74       1,986      2.94
Money Market.....................................      4,096      5.12       4,053      6.08       4,115      6.09
                                                      ------     -----       -----     -----      ------     -----
Total Non-Certificates............................    10,162     14.47       9,718     14.58      10,185     15.09
                                                      ------     -----       -----     -----      ------     -----
Certificates:
-------------
 2.00 - 3.99%...................................          37      0.05         110      0.17       3,949      5.85
 4.00 - 5.99%...................................      48,876     69.59      36,980     55.50      36,487     54.07
 6.00 - 7.99%...................................      11,119     15.83      19,414     29.13      15,810     23.43
 8.00 - 9.99%...................................           7      0.02         383      0.57       1,018      1.51
                                                      ------     -----      ------     -----      ------     -----
Total Certificates..............................      60,039     85.49      56,887     85.37      57,264     84.86
Accrued interest payable........................          30      0.04          30      0.05          32      0.05
                                                      ------    ------      ------    ------      ------    ------
Total deposits and accrued interest payable.....   $  70,231    100.00%  $  66,635    100.00%  $  67,481    100.00%
                                                      ======    ======      ======    ======      ======    ======

--------------
         (1) See Note 7 of the Notes to Consolidated Financial Statements.

         The following tables shows rate and maturity information for the Bank's certificates of deposit as of March 31, 1997.


                                                     2.00-      4.00-      6.00-      8.00-                Percent
                                                     3.99%      5.99%      7.99%      9.99%      Total    of Total
                                                     -----      -----      -----      -----      -----    --------
                                                                           (Dollars in Thousands)

Certificate accounts maturing in quarter ending:

June 30, 1997...............................     $   37       $  11,011  $    429    $    --   $  11,477     19.12%
September 30, 1997..........................         --          10,596       441         --      11,037     18.38
December 31, 1997...........................         --           9,025       571         --       9,596     15.98
March 31, 1998..............................         --           8,536       249         --       8,785     14.63
June 30, 1998...............................         --           4,867       110         --       4,977      8.29
September 30, 1998..........................         --             888        29         --         917      1.53
December 31, 1998...........................         --             760        17          2         779      1.30
March 31, 1999..............................         --             531       778         --       1,309      2.18
June 30, 1999...............................         --             228     1,328         --       1,556      2.59
September 30, 1999..........................         --             348       850         --       1,198      2.00
December 31, 1999...........................         --              91     1,448         --       1,539      2.56
March 31, 2000..............................         --             425     2,951         --       3,376      5.62
Thereafter..................................         --           1,570     1,918          5       3,493      5.82
                                                 ------       ---------  --------    -------   ---------   -------

   Total....................................     $   37       $  48,876  $ 11,119    $     7   $  60,039    100.00%
                                                 ======       =========  ========    =======   =========    ======

   Percent of total.........................       0.06%          81.41%    18.52%      0.01%     100.00%
                                                 ======           =====  ========    =======   =========

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 1997.

                                                                             Maturity
                                                          ---------------------------------------------
                                                                        Over        Over
                                                          3 Months     3 to 6      6 to 12     Over
                                                           or Less     Months      Months    12 Months    Total
                                                           -------     ------      ------    ---------    -----
                                                                              (In thousands)

Certificates of deposit less than $100,000..............   $  9,698    $  10,324   $  16,136  $  17,719  $  53,877

Certificates of deposit of $100,000 or more.............      1,690          523       2,081      1,419      5,713

Public funds (1)........................................         89          190         164          6        449
                                                           --------    ---------   ---------  ---------  ---------

Total certificates of deposit...........................   $ 11,477    $  11,037   $  18,381  $  19,144  $  60,039
                                                           ========    =========   =========  =========  =========

----------
         (1) Deposits from governmental and other public entities, including deposits greater than $100,000.


         Borrowings. Hardin Federal's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At March 31, 1997, the Bank had $950,000 of FHLB of Des Moines stock. The Bank has the ability to purchase additional capital stock from the FHLB. At March 31, 1997 and March 31, 1996, the weighted average interest rate of the Bank's FHLB advances was 5.64% and 6.18%, respectively. For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 8 of the Notes to Consolidated Financial Statements and "- Lending Activities."

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.


                                                 Year Ended March 31,
                                 ---------------------------------------------
                                     1997             1996              1995
                                 -----------       ---------         ---------
                                                 (In Thousands)

Maximum Balance:
  FHLB advances................. $   19,000         $   1,500        $  2,500

Average Balance:
  FHLB advances................. $   10,000         $     208        $    654

Service Corporation Activities

         As a federally chartered savings bank, Hardin Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.1 million at March 31, 1997, in the stock of, or loans to, service corporation subsidiaries. Hardin Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At March 31, 1997, Hardin Federal had one subsidiary, Hardin Savings Service Corporation ("HSSC"). HSSC was established in 1993 for the purpose of offering credit life, disability and accident insurance to its customers. At March 31, 1997, the Bank's investment in HSSC was $25,000. For the year ended March 31, 1997, HSSC had pre-tax income of approximately $7,000.

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

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Bank's OTS assessment for the fiscal year ended March 31, 1997, was approximately $27,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1997, the Bank's lending limit under this restriction was $1.98 million. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also adopted additional guidelines on asset quality and earnings standards. The guidelines are designed to enhance early identification and resolution of problem assets. The guidelines are not expected to materially effect the Bank.

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

         In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment amounted to $441,018 (or $277,841 when adjusted for taxes), based on the Bank's deposits on March 31, 1995. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). In addition, as of January 1, 1997, SAIF assessment rates dropped significantly and currently range from zero to 27 basis points, based upon an institution's regulatory risk classification and capital group.

         The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted as the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF funds will eventually be merged.

         While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Bank anticipates that its ongoing annual SAIF premiums will be approximately $45,000.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At March 31, 1997, the Bank had no intangible assets and a valuation allowance, net of tax under SFAS No. 115 of $233,000.

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

         At March 31, 1997, the Bank had tangible capital of $11.6 million, or 11.3% of adjusted total assets, which is approximately $10.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1997, the Bank had no intangibles which were subject to these tests.

         At March 31, 1997, the Bank had core capital equal to $11.6 million, or 11.3% of adjusted total assets, which is $8.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk- weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At March 31, 1997, the Bank had $158,000 of general loan valuation allowances, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hardin Federal had $329 of such exclusions from capital and assets at March 31, 1997.

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

         On March 31, 1997, the Bank had total capital of $11.7 million (including approximately $11.6 million in core capital and $159,000 in qualifying supplementary capital) and risk-weighted assets of $40.6 million (with no converted off-balance sheet assets); or total capital of 29.0% of risk-weighted assets. This amount was $8.5 million above the 8% requirement in effect on that date.

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 8.8% and a short-term liquid assets ratio of 7.1%.

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

Qualified Thrift Lender Test

         All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At March 31, 1997, the Bank met the test and has always met the test since its effectiveness.

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

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Generally, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. However, recent regulations now permit executive officers and directors to receive loans with the same terms as those widely available to other employees through benefit or compensation plans, as long as the director or executive officer is not given preferential treatment compared to the other participating employees.

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non- savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At March 31, 1997, the Bank had $950,000 of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.83% and were 7.06% for fiscal 1997. For the fiscal year ended March 31, 1997, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $55,000, which constitutes a $2,000 increase over the amount of dividends received in fiscal year 1996. No assurance can be given that such dividends will continue in the future at such levels.

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

Federal and State Taxation

         Federal Taxation. Savings associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), have been permitted to establish reserves for bad debts and to make annual additions thereto which, within specified formula limits, were taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally, loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election). If a savings association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. Since the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of March 31, 1996, the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of March 31, 1997, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $424,000.

         If an association ceases to qualify as a "bank" (as defined in Code
Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

         In addition to the regular federal income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Bank's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1997, the Bank's excess for tax purposes totaled approximately $2.1 million.

         The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group were required by applicable Treasury regulations to reduce their taxable income for purposes of computing the now expired percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that were functionally related to the activities of the savings association member.

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

         The Bank serves primarily Ray and Clay Counties, Missouri. There are six commercial banks and one credit union which compete for deposits and loans in Ray County, Missouri. In Clay County, Missouri, there are 36 commercial banks, 44 credit unions, and 10 savings institutions, other than Hardin Federal, which compete for deposits and loans in Clay County, Missouri.

Employees

         At March 31, 1997, the Bank had a total of 23 full-time and 1 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         Lyndon M. Goodwin. Mr. Goodwin, age 52, is currently Vice President of the Bank responsible for the supervision of all lending operations of the Bank. Prior to joining the Bank in 1994, Mr. Goodwin was a County Supervisor of the United States Department of Agriculture, Farmer's Home Administration, for 28 years.

         J. Michael Schwarz. Mr. Schwarz, age 53, joined the Bank in January 1997 as Vice President of Lending at our Excelsior Springs Branch. Mr. Schwarz previously was employed as Executive Vice President of Lawson, Bank, Lawson, Missouri.

Item 2.  Description of Property
         -----------------------

         The Bank conducts its business through three offices, which are located in Ray and Clay Counties, Missouri. The Bank owns its main office and the Excelsior Springs, Missouri branch. The Bank's Richmond, Missouri branch is leased. The following table sets forth information relating to each of the Bank's offices as of March 31, 1997. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 1997 was approximately $850,000. See Note 6 of the Notes to Consolidated Financial Statements.



                                                                               Total
                                                                           Approximate
                                                            Date               Square         Net Book Value at
                     Location                             Acquired             Footage          March 31, 1997
----------------------------------------------------      --------         --------------     ----------------
Main Office:                                                1963                 4,600                $31,611
 100-04 North Second Street
 Hardin, Missouri

Branch Offices:(1)
 201 North Jesse James Road                                 1990                 2,024               $497,864
 Excelsior Springs, Missouri

 208 West Main Street                                      Leased                1,200                   N/A
 Richmond, Missouri                                    (expires 1996)

----------------
         (1) The Bank has acquired land to build a new branch office in Richmond, Missouri and to vacate its current Richmond, Missouri branch location. The Bank expects construction on this branch facility to begin in July 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1997.


                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
         --------------------------------------------------------------------

         Page 42 of the attached 1997 Annual Report to Shareholders is herein incorporated by reference.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

         Pages 5 to 17 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.

Item 7.  Financial Statements
         --------------------

         Pages 19 to 41 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          ---------------------------------------------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant
         --------------------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 24, 1997.

Item 10.  Executive Compensation
          ----------------------

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 24, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 24, 1997.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 24, 1997.


                                     PART IV
                                     -------

Item 13.  Exhibits List and Reports on Form 8-K
          -------------------------------------

         (a) (1)  Financial Statements:
         ------------------------------

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended March 31, 1997, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


                                                                                                         Page in
                                                                                                          Annual
               Annual Report Section                                                                      Report
               ---------------------                                                                      ------
Report of Independent Auditors.......................................................................      18

Consolidated Balance Sheets at March 31, 1997 and 1996...............................................      19

Consolidated Statements of Earnings for the Years ended March 31, 1997, 1996 and 1995................      20

Consolidated Statements of Stockholders' Equity for the Years ended
 March 31, 1997, 1996 and 1995.......................................................................      21

Consolidated Statements of Cash Flows for the Years ended March 31, 1997,
  1996 and 1995......................................................................................      22

Notes to Consolidated Financial Statements...........................................................      24

                                       38

         (a) (2)  Financial Statement Schedules:
         ---------------------------------------

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a) (3)  Exhibits:
         ------------------

                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-B Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
-----------                       --------------------                            ---------------
   2                      Plan of acquisition, reorganization,                          None
                          arrangement, liquidation or succession

   3                      Certificate of Incorporation and Bylaws                        *

   4                      Instruments defining the rights of                             *
                          security holders, including indentures

   9                      Voting trust agreement                                        None

  10.1                    1995 Stock Option and Incentive Plan                           **

  10.2                    Employment Agreement with Robert W. King                       *

  10.3                    Employment Agreement with Karen K.                             *
                          Blankenship

  10.4                    Employee Stock Ownership Plan                                  *

  10.5                    Recognition and Retention Plan                                 **

  10.6                    Deferred Compensation Agreement                                *

  10.7                    Compensation Agreement with Directors                          *

  11                      Statement re: computation of per                              None
                          share earnings


                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-B Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
-----------                       --------------------                            ---------------

  12                      Statement re: computation or ratios                          Not required

  13                      Annual Report to Security Holders                                 13

  16                      Letter re: change in certifying                                  None
                          accountant

  18                      Letter re: change in accounting                                  None
                          principles

  21                      Subsidiaries of Registrant                                        21

  22                      Published report regarding matters                               None
                          submitted to vote of security holders

  23                      Consent of experts and counsel                                    23

  24                      Power of Attorney                                            Not Required

  27                      Financial Data Schedule                                           27

  28                      Information from reports furnished to                            None
                          State insurance regulatory authorities

  99                      Additional exhibits                                              None

-------------------
         *Filed on June 23, 1995, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-93888), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         **Filed on March 18, 1996, as exhibits to the Registrant's definitive proxy statement relating to the Registrant's special meeting of stockholders held on April 16, 1996. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K:
         -------------------------

         No current reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HARDIN BANCORP, INC.



Date: June 27, 1997                     By: /s/ Robert W. King
                                            ------------------
                                              Robert W.  King
                                             (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Robert W. King                         By: /s/ Ivan R. Hogan
    --------------------------------------         -----------------------------
    Robert W.  King, President                     Ivan R.  Hogan
      Chief Executive Officer and Director         Chairman of the Board

Date: June 27, 1997                            Date: June 27, 1997

By: /s/ Karen K. Blankenship                   By: /s/ David K. Hatfield
    --------------------------------------         -----------------------------
    Karen K. Blankenship, Senior Vice               David K. Hatfield, Director
      President, Secretary and Director
      (Principal Accounting Officer)

Date: June 27, 1997                            Date: June 27, 1997

By: /s/ David D. Lodwick                       By: /s/ W. Levan Thurman
    --------------------------------------         -----------------------------
    David D. Lodwick, Director                     W.  Levan Thurman, Director

Date: June 27, 1997                            Date: June 27, 1997

By: /s/ William L. Homan
    --------------------------------------
    William L. Homan, Vice President,
      Treasurer and Director
      (Principal Financial Officer)

Date: June 27, 1997

                                  EXHIBIT INDEX

3        Certificate of Incorporation and Bylaws*

4 Instruments defining the rights of security holders, including indentures*

10.1     1995 Stock Option and Incentive Plan**

10.2     Employment Agreement with Robert W. King*

10.3     Employment Agreement with Karen K. Blankenship*

10.4     Employee Stock Ownership Plan*

10.5     Recognition and Retention Plan**

10.6     Deferred Compensation Agreement*

10.7     Compensation Agreement with Directors*

13       Annual Report to Security Holders

21       Subsidiaries of Registrant

23       Consent of experts and counsel

27       Financial Data Schedule

---------------
         *Filed on June 23, 1995, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-93888), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         **Filed on March 18, 1996, as exhibits to the Registrant's definitive proxy statement relating to the Registrant's special meeting of stockholders held on April 16, 1996. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.