Form 10QSB
period 1997-06-30
HARDIN BANCORP INC
filed 1997-08-14
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                         Commission File Number 0-26560

                              HARDIN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Delaware                               43-1719104
---------------------------------------- ---------------------------------------
     State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization

  2nd and Elm Street, Hardin, Missouri                    64035
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (816) 398-4312

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes (X)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

                 Class                        Outstanding at June 30, 1997
---------------------------------------- ---------------------------------------
      Common stock, .01 par value                        859,360

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS


                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets.................................     1

              Consolidated Statements of Earnings.........................     2

              Consolidated Statement of Stockholders' Equity..............     3

              Consolidated Statements of Cash Flows.......................   4-5

              Notes to Consolidated Financial Statements..................     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations......................................................  7-10

PART II   OTHER INFORMATION...............................................    11

          Signatures......................................................    12

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           June 30, and March 31, 1997

                                                   (Unaudited)
                                                     June 30         March 31
                                                   -----------       --------

      Assets
      ------
Cash                                              $    389,029     $    258,745
Interest bearing deposits                            8,690,961        4,007,164
Investment securities available-for-sale            21,543,922       22,340,420
Mortgage-backed securities:
  Held-to-maturity                                  13,065,606       13,456,912
  Available-for-sale                                 5,512,918        5,757,213
Loans receivable, net                               55,728,219       54,567,570
Accrued interest receivable:
  Investment securities                                191,547          309,223
  Mortgage-backed securities                           140,079          144,271
  Loans receivable                                     356,399          329,200
Real estate owned                                            0          103,410
Premises and equipment                                 863,250          850,210
Stock in Federal Home Loan Bank (FHLB) of
  Des Moines at cost                                 1,200,000          950,000
Deferred income taxes receivable                       109,667           43,000
Prepaid expenses and other assets                      226,076          236,410
                                                  ------------     ------------
      Total assets                                $108,017,673     $103,353,748
                                                  ============     ============

      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities:
  Deposits                                        $ 74,165,984     $ 70,200,857
  Advances from borrowers for taxes and insurance      393,627          275,440
  Advances from FHLB                                19,000,000       19,000,000
  Accrued interest payable                              79,509           55,251
  Current income taxes payable                         355,945          137,164
  Accrued expenses and other liabilities               546,716          475,310
                                                  ------------     ------------
      Total liabilities                             94,541,781       90,144,022

Stockholders' equity:
  Serial preferred stock, $.01 par value;
    500,000 shares authorized, none issued
    or outstanding                                           0                0
  Common stock, $.01 par value: 3,500,000 shares
    authorized, 1,058,000 shares issued                 10,580           10,580
  Additional paid-in-capital                        10,084,729       10,084,729
  Retained earnings                                  7,129,913        6,994,680
  Unrealized loss on available-for-sale
    securities, net                                   (124,836)        (234,597)
  Unearned employee stock ownership plan              (636,800)        (636,800)
  Deferred recognition and retention plan             (392,292)        (413,464)
  Treasury stock (198,640 shares at cost)           (2,595,402)      (2,595,402)
                                                  ------------     ------------
      Total stockholders' equity                    13,475,892       13,209,726
                                                  ------------     ------------
      Total liabilities and stockholders' equity  $108,017,673     $103,353,748
                                                  ============     ============

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                           For The Three Months Ended
                             June 30, 1997 and 1996
                                   (Unaudited)


                                                      1997              1996
                                                      ----              ----
Interest income:
  Loans receivable                                  $1,152,107        $  947,561
  Mortgage-backed securities                           313,385           367,865
  Investment securities                                395,622           197,029
  Other                                                 93,517            60,065
                                                        ------            ------
    Total interest income                            1,954,631         1,572,520
                                                     ---------         ---------

Interest expense:
  Deposits                                             916,570           829,107
  FHLB advances                                        291,951            68,288
                                                       -------            ------
    Total interest expense                           1,208,521           897,395
                                                     ---------           -------

    Net interest income                                746,110           675,125

Provision for loan losses                               39,000             7,500
                                                        ------             -----
    Net interest income after provision for
      losses                                           707,110           667,625
                                                       -------           -------

Non-interest income:
  Service charges                                       24,632            20,565
  Loan servicing fees                                    8,153             9,613
  Gain on sale of loans held for sale                    2,484                 0
  Gain on sale of real estate owned                      4,105                 0
  Gain on sale of investments and mortgage-
    backed securities                                   44,431                 0
  Other income                                          29,998            62,327
                                                        ------            ------
    Total non-interest income                          113,803            92,505
                                                       -------            ------

Non-interest expense
  Compensation and benefits                            251,631           231,026
  Occupancy and equipment                               29,647            25,886
  Federal insurance premiums                            11,013            37,771
  Data processing                                       23,787            22,332
  Real estate owned                                      1,043                 0
  Other                                                137,864           133,021
                                                       -------           -------
    Total non-interest expense                         454,985           450,036
                                                       -------           -------

    Earnings before income taxes                       365,928           310,094
  Income tax expense                                   135,212           114,818
                                                       -------           -------
    Net earnings                                    $  230,716        $  195,276
                                                    ==========        ==========

Net earnings per common share:
  Primary and fully diluted                         $     0.28        $     0.20
                                                    ==========        ==========
Weighted average common and common equivalent
  shares outstanding                                   812,574           972,301
                                                    ==========        ==========

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                    For The Three Months Ended June 30, 1997
                                   (Unaudited)

                                                                 Unrealized       Unearned
                                       Additional                   Loss          Employee                               Total
                               Common   Paid-in     Retained         on             Stock       Deferred  Treasury    Stockholders'
                                Stock   Capital     Earnings   Securities, net  Ownership Plan     RRP      Stock        Equity
                                -----   -------     --------   ---------------  --------------  --------    -----        ------
Balance at March 31, 1997      $10,580  10,084,729  6,994,680    (234,597)        (636,800)    (413,464) (2,595,402)   13,209,726

Net earnings                         0           0    230,716           0                0            0           0       230,716
Change in unrealized loss on
  available-for-sale
  securities, net of tax             0           0          0     109,761                0            0           0       109,761

Amortization of RRP                  0           0          0           0                0       21,172           0        21,172

Dividends declared ($.12
  per share)                         0           0    (95,483)          0                0            0           0       (95,483)
                               -------  ----------   ---------   --------         --------     --------  ----------    ----------
Balance at June 30, 1997       $10,580  10,084,729   7,129,913   (124,836)        (636,800)    (392,292) (2,595,402)   13,475,892
                               =======  ==========   =========   ========         ========     ========  ==========    ==========

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                        1997             1996
                                                        ----             ----
Operating activities:
Net earnings                                         $   230,716        195,276
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Provision for losses on loans                          39,000          7,500
   Depreciation                                           16,327         12,263
   Premium accretion and amortization of
     discounts and deferred loan fees, net                15,586         23,863
   (Gain)/loss on real estate owned                       (4,105)             0
   Amortization of deferred Recognition and
     Retention Plan (RRP)                                 21,172         21,171
   Changes in assets and liabilities:
     Interest receivable                                  94,669        (73,524)
     Other assets                                         10,334         11,322
     Accrued interest payable                             24,258         10,095
     Accrued expense and other liabilities                61,859         48,615
     Income taxes payable                                 87,668        114,818
                                                          ------        -------
Net cash provided by operating activities                597,484        371,399
                                                         -------        -------

Investing activities:
   Net increase in loans receivable                   (1,196,332)    (1,753,741)
   Purchase of loans receivable                                0       (396,238)
   Principal payments on mortgage-backed securities:
     Available-for-sale                                  254,883        305,910
     Held-to-maturity                                    382,436      1,049,407
   Purchase of investment securities available-
     for-sale                                         (3,148,453)    (7,499,531)
   Proceeds from maturities of investment securities
     available-for-sale                                4,000,000      1,500,000
   Proceeds from sales of investment securities           98,537              0
   Purchase of stock in FHLB of Des Moines              (250,000)             0
   Purchase of office premises and equipment             (29,367)       (35,527)
   Proceeds from sales of real estate owned              107,515              0
                                                         -------     -----------
Net cash used in investing activities                    219,219     (6,829,720)
                                                         -------     ----------

Financing activities:
   Net increase (decrease)in deposits                  3,965,127       (514,391)
   Proceeds from FHLB advances                        10,000,000      5,000,000
   Repayments of FHLB advances                       (10,000,000)             0
   Net increase in advances from borrowers for
     taxes and insurance                                 118,187        119,712
   Payment of dividends                                  (85,936)      (105,800)
   Purchase of treasury stock                                  0     (1,034,665)
                                                       ---------      ---------
Net cash provided by financing activities              3,997,378      3,464,856
                                                       ---------      ---------

Increase/(decrease) in cash                            4,814,081     (2,993,465)

Cash at beginning of period                            4,265,909      5,683,953
                                                       ---------      ---------
Cash at end of period                               $  9,079,990      2,690,488
                                                    ============      =========

                     HARDIN BANCORP, INC. AND SUBSIDIARIES

                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                        1997              1996
                                                        ----              ----
Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest                                      $  1,184,263         887,300
     Income taxes, net of refunds                  $     47,544               0
Noncash investing and financing:
   Allocation of treasury stock to RRP             $          0         498,150
   Dividends declared and payable                  $     95,483         100,511

                     HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  Basis of Presentation

          The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Holding Company's Annual Report for the year ended March 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2)  Earnings Per Share

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

          Earnings per share amounts for the three month period ended June 30, 1997 are based upon shares outstanding at June 30, 1997, exclusive of the shares issued to the ESOP, as though those shares were outstanding for the entire period.

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

Hardin Federal Savings Bank was originally founded in 1888 as a Missouri chartered savings and loan association located in Hardin, Missouri. On March 21, 1995, the Bank's members voted to convert the Bank to a Federal mutual charter. The Bank conducts its business through its main office in Hardin, Ray County, and two full service branch offices located in Richmond, Ray County, and Excelsior Springs, Clay County, Missouri. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum allowable.

The Bank is principally engaged in the business of attracting retail savings deposits from the general public and investing those funds in first mortgage loans on owner occupied, single-family residential loans, commercial real estate loans, mortgage-backed securities, U.S. Government and agency securities, and insured interest bearing deposits. The Bank also originates consumer loans for the purchase of automobiles, home improvement, and home equity lines of credit.

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

The deposits of the Bank are presently insured by the Savings Association Insurance Fund (SAIF), which together with the Bank Insurance Fund (BIF), are the two insurance funds administered by the FDIC. Due to the SAIF reaching its statutory reserve ratio on September 30, 1996, the Bank anticipates a reduction in the premium schedule which will reduce the Bank's federal insurance premium for future periods.


FINANCIAL CONDITION
-------------------

Consolidated assets of Hardin Bancorp, Inc. were $108,017,673 as of June 30, 1997, compared to $103,353,748 on March 31, 1997, an increase of $4,663,925. The increase was primarily funded by an increase in deposits of $3,965,127.

The 4.5% growth rate of assets for the quarter is in accordance with the Company's growth objectives. The funds were used to purchase investment securities, interest bearing deposits, and to fund loan growth.

Loans receivable, net increased to $55,728,219 on June 30, 1997, from $54,567,570 on March 31, 1997, an increase of $1,160,649. Mortgage-backed securities decreased $635,601 to $18,578,524 at June 30, 1997, from $19,214,125 on March 31, 1997. The decrease in mortgage-backed securities and the increase in loans reflect the Bank's plan to increase the loan portfolio and decrease mortgage-backed securities.

Cash, interest bearing deposits, and investment securities increased $4,017,583 from $26,606,329 on March 31, 1997, to $30,623,912 on June 30, 1997. The
increase was primarily funded by an increase in savings deposits.

Deposits totaled $74,165,984 on June 30, 1997, an increase of $3,965,127 from $70,200,857 on March 31, 1997. The increase in deposits is primarily due to a successful special certificate of deposit promotion.

Stockholders' equity was $13,475,892 on June 30, 1997, compared to $13,209,726 on March 31, 1997, an increase of $266,166. The increase was due to reductions in unrealized loss on available-for-sale securities of $109,761, a decrease in deferred recognition and retention plan in the amount of $21,172, earnings for the quarter of $230,716, off-set by the Company's quarterly cash dividend of $95,483.


RESULTS OF OPERATIONS
---------------------

Net earnings for the Company's first fiscal quarter ended June 30, 1997, were $230,716 compared to $195,276 for the comparable quarter in 1996. The increase was due to an increase in net interest income after provision for loan losses, and gains realized on the sale of fixed rate loans, investments and mortgage-backed securities and real estate owned.

Earnings per share for the quarter ended June 30, 1997, were $0.28 per share based on an average of 812,574 shares outstanding compared to $0.20 per share for the comparable quarter in 1996 based on an average of 972,301 shares outstanding.

Net interest income after provision for loan losses for the quarter ended June 30, 1997, was $707,110 compared to $667,625 for the quarter ended June 30, 1996, an increase of $39,485. This increase was a result of interest income increasing $382,111 from $1,572,520 in 1996 to $1,954,631 in 1997, while interest expense increased  $311,126 from $897,395 in 1996 to $1,208,521 in 1997. The increase in interest income and interest expense are both due to increases in the average balance of interest- earning assets and interest-bearing liabilities.

Non-interest income increased from $92,505 for the quarter ended June 30, 1996, to $113,803 for the quarter ended June 30, 1997. The increase was due to higher service charge income and gains realized on the sale of loans, investments, mortgage-backed securities and real estate owned. Other income decreased due to the sale of the Bank's Data Processing Center which paid a bonus patronage dividend in the quarter ended June 30, 1996.

The Company's non-interest expense for the three months ended June 30, 1997 was $454,985 compared to $450,036 for the comparable quarter in 1996. The slight increase was due to higher compensation and benefits expense, and higher occupancy and equipment expense which was partially off-set by a reduction in federal insurance premiums.


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience, and independent analysis. The provision for loan losses for the three months ended June 30, 1997, was $39,000. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.


NON-PERFORMING ASSETS
---------------------

On June 30, 1997, non-performing assets were $167,519 compared to $379,990 on March 31, 1997. At June 30, 1997, the Bank's allowance for loan losses was $197,115, or 118% of non-performing assets compared to $158,000, or 42% at March 31, 1997.

Loans are considered non-performing when the collection of principal and/or interest is not expected, or in the event payments are more than 90 days delinquent.

The allowance for loan losses was .35% of total loans as of June 30, 1997, compared to .29% at March 31, 1997.

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of June 30, 1997:


CAPITAL REQUIREMENTS:

                                Actual            Required            Excess
                            Amount/Percent     Amount/Percent     Amount/Percent
                            --------------     --------------     --------------
                                           (Dollars in Thousands)

Tangible Capital            $11,406/10.73%      $1,596/1.50%       $9,810/9.23%

Core Leverage Capital       $11,406/10.73%      $3,191/3.00%       $8,215/7.73%

Risk-Based Capital          $11,600/27.53%      $3,371/8.00%       $8,229/19.53%


LIQUIDITY
---------

The Bank's principal sources of funds are deposits, FHLB advances, principal and interest payments on loans, the maturity of investment securities and interest income. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan payments are more influenced by interest rates, general economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at June 30, 1997 was 10.02%.

In light of the competition for deposits, the Bank may utilize the funding sources of the FHLB of Des Moines to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended June 30, 1997 and 1996 were $9,079,990 and $2,690,488, respectively. The increase was primarily due to an increase in cash provided by financing activities, primarily a net increase in deposits.

Net cash provided by operating activities increased from $371,399 for the three months ended June 30, 1996 to $597,484 for the three months ended June 30, 1997. The increase was due to improved net earnings, and normal adjustments to accrued income and expense items.


RECENT ACCOUNTING DEVELOPMENTS
------------------------------

The Company will adopt SFAS Nos. 125 and 127 relating to transfers and servicing of financial assets and extinguishments of liabilities during 1997 and 1998, according to the required implementation dates. SFAS No. 125, adopted April 1, 1997, did not have a material effect on the financial position or results of operations. The adoption of SFAS No. 127 is not expected to have a material effect on the financial position or results of operations.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending March 31, 1998. Retroactive application will be required. The Company believes the adoption of SFAS No. 128 will not have a significant effect on its reports of earnings per share.


PENDING LEGISLATION
-------------------

Recently enacted legislation provides that the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and the OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other, and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering provision, all savings and loan holding companies would become subject to the same regulation and activities restrictions as bank holding companies under the pending legislative proposals. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Board of Governors of the Federal Reserve System with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted would affect its business. The Bank is also unable to predict whether the SAIF and BIF will eventually be merged.

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

          None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.


Item 5.   Other Information
          -----------------

          As of June 30, 1997, the Company held 198,640 shares of its common stock as treasury stock at an aggregate purchase price of $2,595,402.


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

                              HARDIN BANCORP, INC.
                                   Registrant


Date: August 14, 1997                    Robert W. King
      ---------------                    -----------------------------------
                                         Robert W. King, President and Chief
                                         Executive Officer (Duly Authorized
                                         Officer)


Date: August 14, 1997                    Karen K. Blankenship
      ---------------                    -----------------------------------
                                         Karen K. Blankenship, Senior Vice
                                         President and Secretary (Principal
                                         Accounting Officer)