Form 10QSB
period 1997-09-30
HARDIN BANCORP INC
filed 1997-11-14
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to___________

                         Commission File Number 0-26560

                              HARDIN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                     43-1719104
---------------------------------------  ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization

2nd and Elm Street, Hardin, Missouri                      64035
---------------------------------------  ---------------------------------------
Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  (816) 398-4312

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes (X)       No (  )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

             Class                             Outstanding at September 30, 1997
---------------------------                   ----------------------------------
Common stock, .01 par value                                859,360

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS


    PART I

    FINANCIAL INFORMATION

    Item 1.

    Unaudited Financial Statements                                       Page

        Consolidated Balance Sheets........................................1

        Consolidated Statements of Operations..............................2

        Consolidated Statement of Stockholders' Equity.....................3

        Consolidated Statements of Cash Flows............................4-5

        Notes to Consolidated Financial Statements.........................6

    Item 2.

    Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations..........................................................7-10

    PART II

    OTHER INFORMATION.....................................................11

    Signatures............................................................12

                      Hardin Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                         September 30 and March 31, 1997

                                                 (Unaudited)
                                                 September 30         March 31
                                                 ------------         --------
           Assets
           ------
Cash .......................................    $     443,703     $     258,745
Interest bearing deposits ..................        6,715,255         4,007,164
Investment securities
  available-for-sale .......................       28,503,550        22,340,420
Mortgage-backed securities:
    Held-to-maturity .......................       12,366,518        13,456,912
    Available-for-sale .....................        8,288,999         5,757,213
Loans receivable, net ......................       57,799,181        54,567,570
Accrued interest receivable:
    Investment securities ..................          183,997           309,223
    Mortgage-backed securities .............          147,218           144,271
    Loans receivable .......................          386,217           329,200
Real estate owned ..........................            8,272           103,410
Premises and equipment .....................          952,720           850,210
Stock in Federal Home Loan Bank
  (FHLB) of Des Moines, at cost ............        1,325,000           950,000
Deferred income taxes receivable ...........            4,132            43,000
Prepaid expenses and other assets ..........          239,117           236,410
                                                -------------     -------------
           Total assets ....................    $ 117,363,879     $ 103,353,748
                                                =============     =============
       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities:
    Deposits ...............................    $  75,827,145     $  70,200,857
    Advances from borrowers for
      taxes and insurance ..................          496,967           275,440
    Advances from FHLB .....................       26,500,000        19,000,000
    Accrued interest payable ...............           97,601            55,251
    Current income taxes payable ...........          200,569           137,164
    Accrued expenses and other
      liabilities ..........................          705,943           475,310
                                                -------------     -------------
           Total liabilities ...............      103,828,225        90,144,022

Stockholders'equity:
    Serial preferred stock, $.01
      par value; 500,000 shares
      authorized, none issued or
      outstanding ..........................                0                 0
    Common stock, $.Ol par value:
      3,500,000 shares authorized,
      1,058,000 shares issued ..............           10,580            10,580
    Additional paid-in capital .............       10,084,729        10,084,729
    Retained earnings ......................        7,212,133         6,994,680
    Unrealized loss on
      available-for-sale securities, net ...         (168,466)         (234,597)
    Unearned employee stock
      ownership plan .......................         (636,800)         (636,800)
    Deferred recognition and
      retention plan .......................         (371,120)         (413,464)
    Treasury stock (198,640 shares
      at cost) .............................       (2,595,402)       (2,595,402)
                                                -------------     -------------
           Total stockholders' equity ......       13,535,654        13,209,726
                                                -------------     -------------
           Total liabilities and
             stockholders' equity ..........    $ 117,363,879     $ 103,353,748
                                                =============     =============

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three months ended             Six months ended
                                                         September 30                   September 30
                                                   ------------------------    -------------------------
                                                      1997          1996            1997         1996
                                                      ----          ----            ----         ----
Interest income:
      Loans receivable ........................   $ 1,175,879   $ 1,015,955    $ 2,327,986   $ 1,963,516
      Mortgage-backed securities ..............       285,801       345,264        599,186       713,129
      Investment securities ...................       462,610       206,001        858,232       403,030
      Other ...................................       118,478        29,999        211,995        90,064
                                                  -----------   -----------    -----------   -----------
           Total interest income ..............     2,042,768     1,597,219      3,997,399     3,169,739
                                                  -----------   -----------    -----------   -----------
Interest expense:
      Deposits ................................       968,214       837,603      1,884,784     1,666,710
      FHLB advances ...........................       318,369        77,561        610,320       145,849
                                                  -----------   -----------    -----------   -----------
           Total interest expense .............     1,286,583       915,164      2,495,104     1,812,559
                                                  -----------   -----------    -----------   -----------
           Net interest income ................       756,185       682,055      1,502,295     1,357,180
Provision for loan losses .....................        15,577         8,590         54,577        16,090
                                                  -----------   -----------    -----------   -----------
           Net interest income after
            provision for losses ..............       740,608       673,465      1,447,718     1,341,090
                                                  -----------   -----------    -----------   -----------
Non-interest income:
      Service charges .........................        29,757        18,656         54,389        39,221
      Loan servicing fees .....................         8,184         9,193         16,337        18,806
      Gain on sale of loans held for sale .....        13,958             0         16,442             0
      Gain on sale of real estate owned .......             0             0          4,105             0
      Gain (loss) on sale of investments and
            mortgage-backed securities ........         5,391        (7,696)        49,822        (7,696)
      Other income ............................        21,972        36,475         51,970        98,802
                                                  -----------   -----------    -----------   -----------
           Total non-interest income ..........        79,262        56,628        193,065       149,133
                                                  -----------   -----------    -----------   -----------
Non-interest expense:
      Compensation and benefits ...............       324,543       264,668        576,174       495,694
      Occupancy and equipment .................        32,529        25,538         62,176        51,424
      Federal insurance premiums ..............        11,048        38,062         22,061        75,833
      SAIF special assessment .................             0       441,018              0       441,018
      Data processing .........................        25,547        22,441         49,334        44,773
      Real estate owned .......................           363             0          1,406             0
      Other ...................................       144,282       146,728        282,146       279,749
                                                  -----------   -----------    -----------   -----------
           Total non-interest expense .........       538,312       938,455        993,297     1,388,491
                                                  -----------   -----------    -----------   -----------
           Earnings (loss) before income taxes        281,558      (208,362)       647,486       101,732
      Income tax expense (benefit) ............       103,857       (77,161)       239,069        37,657
                                                  -----------   -----------    -----------   -----------
           Net earnings (loss) ................   $   177,701   $  (131,201)   $   408,417        64,075
                                                  ===========   ===========    ===========   ===========
Net earnings (loss) per common share:
      Primary and fully diluted ...............   $      0.22   $     (0.14)   $      0.49   $      0.07
                                                  ===========   ===========    ===========   ===========
Weighted average common and common
            equivalent shares outstanding .....       826,071       929,763        826,071       941,167
                                                  ===========   ===========    ===========   ===========

                     Hardin Bancorp, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                  For The Six Months Ended September 30, 1997
                                  (Unaudited)


                                                                                  Unearned
                                                                 Unrealized       Employee
                                     Additional                     Loss           Stock                                   Total
                            Common    Paid-in       Retained         on          Ownership      Deferred    Treasury   Stockholders'
                            Stock     Capital       Earnings   Securities, net      Plan           RRP        Stock        Equity
                            -----     -------       --------   ---------------      ----           ---        -----        ------
Balance at March 31,
  1997 .............     $  10,580   $10,084,729   $ 6,994,680     $(234,597)    $(636,800)    $(413,464)  $(2,595,402) $13,209,726
Net earnings .......             0             0       408,417             0             0             0             0      408,417
Change in unrealized
  loss on available-
  for-sale securities,
  net of tax .......             0             0             0        66,131             0             0             0       66,131
Amortization of RRP              0             0             0             0             0        42,344             0       42,344
Dividends declared
  ($.12 per share)..             0             0      (190,964)            0             0             0             0     (190,964)
Balance at
 September 30, 1997      $  10,580   $10,084,729   $ 7,212,133     $(168,466)    $(636,800)    $(371,120)  $(2,595,402) $13,535,654

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)



                                                                1997             1996
                                                                ----             ----
Operating activities:
Net earnings ...........................................   $    408,417    $     64,075
Adjustments to reconcile net earnings
    to net cash provided by operating activities:
  Provision for losses on loans ........................         54,577          16,090
  Depreciation .........................................         32,864          24,529
  Premium accretion and amortization
    of discounts and deferred loan fees, net ...........         46,366          45,593
  Net (gain)/loss on sale of loans and investment and
    mortage-backed securities ..........................        (66,264)          7,696
  (Gain)/loss on real estate owned .....................         (4,105)              0
  Amortization of deferred Recognition
    and Retention Plan (RRP) ...........................         42,344          42,343
  Provision for deferred income taxes ..................              0           1,538
  Changes in assets and liabilities:
    Interest receivable ................................        (11,628)       (207,279)
    Other assets .......................................         (2,707)         (4,144)
    Accrued interest payable ...........................         42,350          27,833
    Accrued expense and other liabilities ..............        228,728         595,588
    Income taxes payable ...............................         63,405        (176,983)
                                                           ------------    ------------
Net cash provided by operating activities ..............        834,347         436,879
                                                           ------------    ------------
Investing activities:
    Net increase in loans receivable ...................     (2,930,008)     (3,675,677)
    Purchase of loans receivable .......................       (340,000)     (1,712,590)
    Purchase of mortgage-backed securities:
       Available-for-sale ..............................     (7,819,121)              0
       Held-to-maturity ................................              0               0
    Principal payments on mortgage-backed securities ...      1,517,126       2,386,750
    Proceeds from sales of mortgage-backed securities ..      4,895,433         855,712
    Purchase of investment securities available-for-sale    (15,649,312)     (7,499,531)
    Proceeds from maturities of investment securities
       available-for-sale ..............................      9,148,589       2,000,000
    Proceeds from sales of investment securities .......        488,370               0
    Purchase of stock in FHLB of Des Moines ............       (375,000)              0
    Purchase of real estate owned ......................         (8,272)              0
    Proceeds from sales of real estate owned ...........        107,515               0
    Purchase of office properties and equipment ........       (135,374)       (291,787)
                                                           ------------    ------------
Net cash used in investing activities ..................   $(11,100,054)    $(7,937,123)
                                                           ============    ============

                      Hardin Bancorp, Inc. and Subsidiaries
                Consolidated Statements of Cash Flow, (continued)
                  Six Months Fnded September 30, 1997 and 1996
                                   (Unaudited)


                                                       1997             1996
                                                       ----             ----
Financing Activities:
    Net increase in savings deposits .........    $  5,626,288     $     90,359
    Proceeds from FHLB advances ..............      17,500,000        5,000,000
    Repayments of FHLB advances ..............     (10,000,000)               0
    Net increase in advances from
       borrowers for taxes and insurance .....         221,527          234,272
    Payment of dividends .....................        (189,059)        (209,376)
    Purchase of treasury stock ...............               0       (1,116,685)
                                                  ------------     ------------
Net cash provided by financing activities ....      13,158,756        3,998,570
                                                  ------------     ------------
Increase/(decrease) in cash ..................       2,893,049       (3,501,674)
Cash at beginning of period ..................       4,265,909        5,683,953
                                                  ------------     ------------
Cash at end of period ........................    $  7,158,958      $ 2,182,279
                                                  ============     ============
Supplemental disclosure of cash flow
    information:
     Cash paid for:
         Interest ............................    $  2,452,754     $  1,784,726
         Income taxes, net of refunds ........    $    175,664     $    214,640
Noncash investing and financing:
    Allocation of treasury stock to RRP ......    $          0     $    498,150
    Dividends declared and payable ...........    $    103,123     $    100,510


See accompanying notes to consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)   Basis of Presentation

          The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Holding Company's Annual Report for the year ended March 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

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

          Earnings per share amounts for the six month period ended September 30, 1997 are based upon shares outstanding at September 30, 1997, exclusive of the shares issued to the ESOP, as though those shares were outstanding for the entire period.

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

The deposits of the Bank are insured by the Savings  Association  Insurance Fund
(SAIF), which together with the Bank Insurance Fund (BIF), are the two insurance funds administered by the FDIC.

FINANCIAL CONDITION

Consolidated assets of Hardin Bancorp, Inc. were $117,363,879 as of September 30, 1997, an increase of $14,010,131 as compared to March 31, 1997. On September 30, 1997, total stockholders' equity was $13,535,654, an increase of $325,928 when compared to stockholders' equity on March 31, 1997. The increase in assets was due to growth in investment securities and the loan portfolio which was funded by a $7,500,000 increase in Federal Home Loan Bank advances and an increase in deposits in the amount of $5,626,288. The increase in stockholders' equity was a result of a decrease in unrealized loss on available-for-sale securities, net, amortization of deferred recognition and retention plan, net earnings during the period, off-set by the declaration of cash dividends on the Company's common stock in June and September.

Cash,  interest  bearing  deposits,   and  investment  securities  increased  to
$35,662,508  at  September  30, 1997,  from  $26,606,329  on March 31, 1997,  an increase of $9,056,179. The increase was partially funded by FHLB advances in order to leverage the Bank's strong capital position. Mortgage-backed securities increased $1,441,392 to $20,655,517 on September 30, 1997, from $19,214,125 on
March 31, 1997.

Loans receivable, net increased to $57,799,181 on September 30, 1997, from $54,567,570 on March 31, 1997, an increase of $3,231,611.

Deposits totaled $75,827,145 on September 30, 1997, an increase from $70,200,857 on March 31, 1997. The increase of $5,626,288 is due to a special certificate of deposit program and the introduction of a new checking account marketing program.

Federal Home Loan Bank advances were $26,500,000 on September 30, 1997, compared to $19,000,000 on March 31, 1997, an increase of $7,500,000. The funds were acquired to meet the Company's growth objective, and to fund the purchase of U.S. government agency securities.

RESULTS OF OPERATIONS

Net earnings were $177,701 for the three months ended September 30, 1997, compared to a loss in the amount of $131,201 for the three months ended September 30, 1996. The increase in earnings was primarily due to an increase in net interest income and a decrease in non-interest expense.

Net interest income after provision for loan losses for the quarter ended September 30, 1997, was $740,608 compared to $673,465 for the three months ended September 30, 1996, an increase of $67,143. The increase is due to an increase in interest earning assets funded by an increase in deposits and Federal Home Loan Bank advances.

Non-interest income for the three months ended September 1997 totaled $79,262 compared to $56,628 for the second quarter of 1996. The increase was due to higher service charge income, a gain on the sale of loans and a gain on the sale of investments, as opposed to a loss in 1996, partially off-set by a decrease in other income.

The Company's non-interest expense for the three months ended September 30, 1997 was $538,312 compared to $938,455 in the comparable quarter in 1996, a decrease if $400,143. The decrease was primarily due to a decrease in federal insurance premiums and SAIF special assessment of $468,032, which was partially off-set by a $59,875 increase in compensation and benefits, and a $6,991 increase in occupancy and equipment expense.

Income tax expense for the three months ended September 30, 1997, was $103,857 compared to an income tax benefit in 1996 of $77,161. The increase is related to an increase in earnings before income taxes.

Net earnings for the six months ended September 30, 1997, were $408,417 compared to $64,075 for the six months ended September 30, 1996, an increase of $344,342. The increase is related to a decrease in non-interest expense and an increase in non-interest income and net interest income after provision for loan losses.

Net interest income after provision for loan losses for the six month period ended September 30, 1997, was $1,447,718 compared to $1,341,090 for the six month period ended September 30, 1996, an increase of $106,628. The increase was due to an increase in interest earning assets.

Non-interest income for the six months ended September 30, 1997, was $193,065 compared to $149,133 for the six month period a year earlier, an increase of $43,932. The increase was due to higher service fee income and gains recognized on the sale of loans, real estate owned, and investments and mortgage-backed securities. These increases were partially off-set by decreases in loan servicing fees and other non-interest income.

The Company's non-interest expense for the six months ended September 30, 1997 was $993,297, compared to $1,388,491 for the six month period ended September 30, 1996, a decrease of $395,194. The decrease was due to reduced federal insurance premiums and no SAIF special assessment incurred in 1997, partially off-set by increases in compensation and benefits, occupancy and equipment, data processing expense, real estate owned expense, and other non-interest expense.

Income tax expense for the six months ended September 30, 1997, was $239,069 compared to $37,657 for the similar period in 1996, an increase of $201,412. The increase was due to the increase in earnings before income taxes.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience, and independent analysis. The provision for loan losses for the three months ended September 30, 1997, was $15,577 and for the six months ended September 30, 1997, was $54,577. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NONPERFORMING ASSETS

On September 30, 1997, nonperforming assets were $166,981 compared to $167,519 on June 30, 1997. At September 30, 1997, the Bank's allowance for loan losses was $208,615, or 125% of nonperforming assets.

Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

The allowance for loan losses was .361% of total loans as of September 30, 1997.

CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 1997.


                                      Actual         Required         Excess
                                  Amount/Percent  Amount/Percent  Amount/Percent
                                  --------------  --------------  --------------
                                               (Dollars in Thousands)

Tangible Capital ..........       $11,601/10.00%   $1,740/1.50%    $9,861/8.50%
Core Leverage Capital .....       $11,601/10.00%   $3,479/3.00%    $8,122/7.00%
Risk-Based Capital ........       $11,810/26.82%   $3,523/8.00%    $8,287/18.82%


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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at September 30, 1997 was 12.45%.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank of Des Moines (FHLB) to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1997 and 1996 were $7,158,958 and $2,182,279, respectively. The decrease was primarily due to the net cash used in investing activities for loan origination, loan purchases, and the purchase of investment securities off-set by borrowings from FHLB.

Net cash provided by operating activities increased from $436,879 at September 30, 1996 to $834,347 at September 30, 1997. The increase was due to improved net earnings, exclusive of the SAIF assessment, and normal adjustments to accrued income and expense items.


RECENT ACCOUNTING DEVELOPMENTS

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

PENDING LEGISLATION

Legislation enacted in 1996 provides that the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and the OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering provision, all savings and loan holding companies would become subject to the same regulation and activities restrictions as bank holding companies under the pending legislative proposals. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Board of Governors of the Federal Reserve System with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted would affect its business. The Bank is also unable to predict whether the SAIF and BIF will eventually be merged.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On July 24, 1997, the annual meeting of stockholders was held at the American Legion Hall, located at 103 West Elm Street, Hardin, Missouri.

     The meeting was conducted with a quorum present in person, or by proxy. Matters which were submitted to and approved by a majority of stockholders were as follows:

     1. The election of two directors of the Company for three year terms. Karen K. Blankenship received 758,135 votes for, 13,700 votes withheld, and 45,931 broker non-votes. Ivan R. Hogan received 757,635 votes for, 14,200 votes withheld, and 45,931 broker non-votes.

     2. The ratification of the appointment of KPMG Peat Marwick LLP as the auditors of the company for the fiscal year ending March 31, 1998. Votes for KPMG Peat Marwick LLP were 763,111, votes against were 1,300, votes abstaining 7,424, and broker non-votes were 45,931.

Item 5. Other Information

     On September 18, 1997, the Company's Board of Directors authorized the purchase of 42,968 shares of the Company's common stock to be acquired over the next twelve months and notified the Office of Thrift Supervision (OTS) in compliance with OTS Regulations.

     As of September 30, 1997, the Company held 198,640 shares of its common stock as treasury stock at an aggregate purchase price of $2,595,402.

     On August 7, 1997, Hardin Federal Savings Bank began construction on a new branch office at 200 North Spartan Drive, Richmond, Missouri. The 3,200 square feet office building will feature 3 drive-up lanes, an ATM lane, and a fully-finished walk-out basement at an estimated total cost of $760,000. Completion is expected in January, 1998.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits:

     27 - Financial Data Schedule

     Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HARDIN BANCORP, INC.
                                   Registrant



Date:  November 14, 1997                     /s/Robert W. King
     --------------------------              -----------------------------------
                                             Robert W. King, President and Chief
                                             Executive Officer (Duly Authorized
                                             Officer)



Date:  November 14, 1997                     /s/Karen K. Blankenship
     --------------------------              -----------------------------------
                                             Karen K. Blankenship, Senior Vice
                                             President and Secretary (Principal
                                             Accounting Officer)