Form 10QSB
period 1997-12-31
HARDIN BANCORP INC
filed 1998-02-12
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________

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

   Yes (X)       No ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

                 Class                       Outstanding at December 31, 1997
      ---------------------------            --------------------------------
      Common stock, .01 par value                        823,560

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS


    PART I

    FINANCIAL INFORMATION

    Item 1.

    Unaudited Financial Statements                                       Page

        Consolidated Balance Sheets.....................................    1

        Consolidated Statements of Earnings.............................    2

        Consolidated Statement of Stockholders' Equity..................    3

        Consolidated Statements of Cash Flows...........................  4-5

        Notes to Consolidated Financial Statements......................    6

    Item 2.

    Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations.......................................................... 7-10

    PART II

    OTHER INFORMATION...................................................   11

    Signatures..........................................................   12

                      Hardin Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                         December 31, and March 31, 1997

                                                 (Unaudited)
                                                 December 31         March 31
                                                 -----------         --------
    Assets
    ------
Cash .........................................   $    470,814      $    258,745
Interest bearing deposits ....................      6,734,223         4,007,164
Investment securities available-for-sale .....     24,530,901        22,340,420
Mortgage-backed securities:
    Held-to-maturity .........................     11,793,100        13,456,912
    Available-for-sale .......................      8,140,525         5,757,213
Loans receivable, net ........................     59,987,972        54,567,570
Accrued interest receivable:
    Investment securities ....................        186,767           309,223
    Mortgage-backed securities ...............        141,601           144,271
    Loans receivable .........................        402,778           329,200
Real estate owned ............................              0           103,410
Premises and equipment .......................      1,435,145           850,210
Stock in Federal Home Loan Bank (FHLB)
  of Des Moines, at cost .....................      1,325,000           950,000
Current income taxes receivable ..............          5,044                 0
Deferred income taxes receivable .............         36,305            43,000
Prepaid expenses and other assets ............        243,535           236,410
                                                 ------------      ------------
           Total assets ......................   $115,433,710      $103,353,748
                                                 ============      ============
    Liabilities and Stockholders' Equity
    ------------------------------------
Liabilities:
    Deposits .................................   $ 76,642,209      $ 70,200,857
    Advances from borrowers for
      taxes and insurance ....................        113,074           275,440
    Advances from FHLB .......................     24,500,000        19,000,000
    Accrued interest payable .................         98,861            55,251
    Current income taxes payable .............        266,191           137,164
    Deferred income taxes payable ............         59,676                 0
    Accrued expenses and other liabilities ...        663,548           475,310
                                                 ------------      ------------
           Total liabilities .................    102,343,559        90,144,022

Stockholders'equity:
    Serial preferred stock, $.01 par value;
      500,000 shares authorized, none issued
      or outstanding .........................              0                 0
    Common stock, $.0l par value;
      3,500,000 shares authorized,
      1,058,000 shares issued ................         10,580            10,580
    Additional paid-in capital ...............     10,084,729        10,084,729
    Retained earnings ........................      7,340,374         6,994,680
    Unrealized loss on available-for-sale
      securities, net ........................       (121,637)         (234,597)
    Unearned employee stock ownership plan ...       (636,800)         (636,800)
    Deferred recognition and retention plan ..       (349,948)         (413,464)
    Treasury stock (234,440 and 198,640,
      respectively, shares at cost) ..........     (3,237,147)       (2,595,402)
                                                 ------------      ------------
           Total stockholders' equity ........     13,090,151        13,209,726
                                                 ------------      ------------
           Total liabilities and
             stockholders' equity ............   $115,433,710      $103,353,748
                                                 ============      ============

                      Hardin Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                 Three months ended         Nine months ended
                                                    December 31                December 31
                                              -----------------------    -----------------------
                                                 1997         1996          1997         1996
                                                 ----         ----          ----         ----
Interest income:
  Loans receivable ........................   $1,216,168   $1,061,788    $3,544,154   $3,025,304
  Mortgage-backed securities ..............      314,122      318,929       913,308    1,032,058
  Investment securities ...................      453,297      232,845     1,311,529      635,875
  Other ...................................      117,974       67,621       329,969      157,685
                                              ----------   ----------    ----------   ----------
       Total interest income ..............    2,101,561    1,681,183     6,098,960    4,850,922
                                              ----------   ----------    ----------   ----------
Interest expense:
  Deposits ................................      981,643      851,283     2,866,427    2,517,993
  FHLB advances ...........................      362,986      104,652       973,306      250,501
                                              ----------   ----------    ----------   ----------
       Total interest expense .............    1,344,629      955,935     3,839,733    2,768,494
                                              ----------   ----------    ----------   ----------
       Net interest income ................      756,932      725,248     2,259,227    2,082,428

Provision for loan losses .................       24,094        7,500        78,671       23,590
                                              ----------   ----------    ----------   ----------
       Net interest income after
        provision for loan losses .........      732,838      717,748     2,180,556    2,058,838
                                              ----------   ----------    ----------   ----------
Non-interest income:
  Service charges .........................       39,190       20,901        93,579       60,122
  Loan servicing fees .....................        9,718        8,803        26,055       27,609
  Gain on sale of mortgage loans ..........       23,877            0        40,319            0
  Gain on sale of real estate owned .......        1,553            0         5,658            0
  Gain (loss) on sale of investments and
        mortgage-backed securities ........       15,482        5,286        65,304       (2,410)
  Other income ............................       36,949       20,562        88,919      119,364
                                              ----------   ----------    ----------   ----------
       Total non-interest income ..........      126,769       55,552       319,834      204,685
                                              ----------   ----------    ----------   ----------
Non-interest expense:
  Compensation and benefits ...............      253,285      240,682       829,459      736,376
  Occupancy and equipment .................       37,781       34,146        99,957       85,570
  Federal insurance premiums ..............       11,747       38,022        33,808      113,855
  SAIF special assessment .................            0            0             0      441,018
  Data processing .........................       27,304       22,794        76,638       67,567
  Real estate owned .......................           33            0         1,439            0
  Other ...................................      183,764       96,155       465,910      375,904
                                              ----------   ----------    ----------   ----------
       Total non-interest expense .........      513,914      431,799     1,507,211    1,820,290
                                              ----------   ----------    ----------   ----------
       Earnings before income taxes .......      345,693      341,501       993,179      443,233
  Income tax expense ......................      126,267      126,436       365,336      164,093
                                              ----------   ----------    ----------   ----------
       Net earnings .......................   $  219,426   $  215,065    $  627,843   $  279,140
                                              ==========   ==========    ==========   ==========
Net earnings per common share:
  Basic ...................................   $     0.29   $     0.24    $     0.80   $     0.30
                                              ==========   ==========    ==========   ==========
  Diluted .................................   $     0.28   $     0.24    $     0.78   $     0.30
                                              ==========   ==========    ==========   ==========
Weighted average common and common
  equivalent shares outstanding ...........      797,809      901,478       809,018      934,681
                                              ==========   ==========    ==========   ==========

                     Hardin Bancorp, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                  For The Nine Months Ended December 31, 1997
                                  (Unaudited)

                                                                                   Unearned
                                                                                   Employee
                                          Additional                Unrealized      Stock                                  Total
                                 Common    Paid-in     Retained      Loss on      Ownership    Deferred     Treasury   Stockholders'
                                  Stock    Capital     Earnings  Securities, net     Plan         RRP         Stock       Equity
                                 ------   ----------   --------  ---------------  ---------    --------     --------   -------------
Balance at March 31, 1997 ....  $10,580  $10,084,729  $6,994,680    $(234,597)    $(636,800)  $(413,464)  $(2,595,402)  $13,209,726

Net earnings .................        0            0     627,843            0             0           0             0       627,843

Change in unrealized loss
  on available-for-sale
  securities, net of tax .....        0            0           0      112,960             0           0             0       112,960

Repurchase of common stock
  (35,800 shares) ............        0            0           0            0             0           0      (641,745)     (641,745)

Amortization of RRP ..........        0            0           0            0             0      63,516             0        63,516

Dividends declared
  ($.12 per share) ...........        0            0    (282,149)           0             0           0             0      (282,149)
                                -------  -----------  ----------    ---------     ---------   ---------   -----------   -----------
Balance at December 31, 1997 .  $10,580  $10,084,729  $7,340,374    $(121,637)    $(636,800)  $(349,948)  $(3,237,147)  $13,090,151
                                =======  ===========  ==========    =========     =========   =========   ===========   ===========

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                          1997          1996
                                                                      -----------   ------------
Operating Activities:
Net Earnings .......................................................  $   627,843   $    279,140
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Provision for losses on loans ....................................       78,671         23,590
  Depreciation .....................................................       49,358         38,949
  Premium accretion and amortization
    of discounts and deferred loan fees, net .......................       68,150         65,946
  Net (gain)/loss on sale of loans and investment
    and mortgage-backed securities .................................     (105,623)         2,410
  Gain on real estate owned ........................................       (5,658)             0
  Amortization of deferred Recognition and Retention Plan (RRP) ....       63,516         63,515
  Provision for deferred income taxes ..............................            0          1,538
  Changes in assets and liabilities:
    Interest receivable ............................................     (203,954)       (64,274)
    Other assets ...................................................       (7,125)        41,214
    Accrued interest payable .......................................       43,610         33,548
    Accrued expense and other liabilities ..........................      198,272        200,114
    Income taxes payable ...........................................      123,983        (50,547)
                                                                      -----------   ------------
Net cash provided by operating activities ..........................      931,043        635,143
                                                                      -----------   ------------
Investing Activities:
  Net increase in loans receivable .................................   (4,400,198)    (4,793,153)
  Purchase of loans receivable .....................................   (1,072,050)    (2,506,169)
  Purchase of mortgage-backed securities available-for-sale ........   (7,819,121)             0
  Principal payments on mortgage-backed and related securities:
    Available-for-sale .............................................    5,652,390        939,436
    Held-to-maturity ...............................................    1,629,717      2,287,193
  Proceeds from sales of mortgage-backed securities ................    4,895,433        863,408
  Purchase of investment securities available-for-sale .............  (22,559,088)   (14,003,686)
  Proceeds from maturities of investment securities
    Available-for-sale .............................................   12,650,000      3,000,000
  Proceeds from sales of investment securities .....................    3,077,897      2,004,844
  Purchase of stock in FHLB of Des Moines ..........................     (375,000)             0
  Purchase of real estate owned ....................................            0              0
  Proceeds from sales of real estate owned .........................      117,340              0
  Addition to office properties and equipment ......................     (634,293)      (301,679)
                                                                      -----------   ------------
Net cash used in investing activities ..............................  $(8,836,973)  $(12,509,806)
                                                                      -----------   ------------

                      Hardin Bancorp, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows, (continued)
                  Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                        1997            1996
                                                    ------------    -----------
Financing Activities:
  Net increase in savings deposits ..............   $  6,441,352    $ 1,261,165
  Proceeds from FHLB advances ...................     20,500,000     14,000,000
  Repayments of FHLB advances ...................    (15,000,000)             0
  Net decrease in advances from borrowers for
    taxes and insurance .........................       (162,366)       (77,287)
  Payment of dividends ..........................       (292,183)      (309,886)
  Purchase of treasury stock ....................       (641,745)    (1,744,196)
                                                    ------------    -----------
Net cash provided by financing activities .......     10,845,058     13,129,796
                                                    ------------    -----------
Increase in cash ................................        579,351      5,629,552

Cash at beginning of period .....................      4,265,909      5,683,953
                                                    ------------    -----------
Cash at end of period ...........................   $  4,845,260    $11,313,505
                                                    ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ....................................   $  3,796,123    $ 2,734,946
    Income taxes, net of refunds ................   $    241,353    $   214,640
Noncash investing and financing:
  Allocation of treasury stock to RRP ...........   $          0    $   498,150
  Dividends declared and payable ................   $     98,827    $    95,485
  Loans transferred to real estate owned ........   $      8,272    $         0


See accompanying notes to consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Holding Company's Annual Report for the year ended March 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2)  Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares (stock options) outstanding during the period. All per share data has been restated to reflect the adoption of SFAS No. 128.

     For the nine months ended December 31, 1997, the only difference between basic and diluted earnings per share lies in the computation of the weighted average shares outstanding. The diluted weighted average shares includes 27,629 shares as a result of the assumption that stock options granted by the Company had been exercised.

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

FINANCIAL CONDITION
-------------------

Consolidated assets of Hardin Bancorp, Inc. were $115,433,710 as of December 31, 1997, an increase of $12,079,962 as compared to March 31, 1997. On December 31, 1997, total stockholders' equity was $13,090,151, a decrease of $119,575 when compared to stockholders' equity on March 31, 1997. The increase in assets was due to growth in investment securities and the loan portfolio which was funded by a $5,500,000 increase in Federal Home Loan Bank advances and an increase in deposits in the amount of $6,441,352. The decrease in stockholders' equity was a result of the declaration of cash dividends on the Company's common stock in June, September, and December, the repurchase of 35,800 shares of outstanding common stock, off-set by a decrease in unrealized loss on available-for-sale securities, net, amortization of deferred recognition and retention plan, and net earnings during the period.

Cash,  interest  bearing  deposits,   and  investment  securities  increased  to
$31,735,938  at December  31,  1997,  from  $26,606,329  on March 31,  1997,  an increase of $5,129,609. The increase was partially funded by FHLB advances in order to leverage the Bank's strong capital position. Mortgage-backed securities increased $719,500 to $19,933,625 on December 31, 1997, from $19,214,125 on
March 31, 1997.

Loans receivable, net, increased to $59,987,972 on December 31, 1997, from $54,567,570 on March 31, 1997, an increase of $5,420,402.

Deposits totaled $76,642,209 on December 31, 1997, an increase from $70,200,857 on March 31, 1997. The increase of $6,441,352 is due to a special certificate of deposit program and the introduction of a new checking account marketing program.

Federal Home Loan Bank advances were $24,500,000 on December 31, 1997, compared to $19,000,000 on March 31, 1997, an increase of $5,500,000. The funds were acquired to meet the Company's growth objective, and to fund the purchase of U.S. government agency securities.

RESULTS OF OPERATIONS
---------------------

Net earnings were $219,426 for the three months ended December 31, 1997, compared to $215,065 for the three months ended December 31, 1996. The increase in earnings was primarily due to an increase in net interest income and total non-interest income partially off-set by an increase in total non-interest expense.

Net interest income after provision for loan losses for the quarter ended December 31, 1997, was $732,838 compared to $717,748 for the three months ended December 31, 1996, an increase of $15,090. The increase is due to an increase in interest earning assets funded by an increase in deposits and Federal Home Loan Bank advances.

Non-interest income for the three months ended December 1997 totaled $126,769 compared to $55,552 for the third quarter of 1996. The increase was due to higher service charge income and gains on the sale of loans and investments.

The Company's non-interest expense for the three months ended December 31, 1997 was $513,914 compared to $431,799 in the comparable quarter in 1996, an increase of $82,115. The increase was due to increases in compensation and benefits. The increase in other non-interest expense is due to start-up costs for the Bank's debit card program and high performance checking program. These increases were partially off-set by reduced federal insurance premiums.

Income tax expense for the three months ended December 31, 1997, was $126,267 compared to $126,436 for the three months ended December 31, 1996. The effective tax rates were 36.5% and 37.0% for the three months ended December 31, 1997 and 1996, respectively.

Net earnings for the nine months ended December 31, 1997, were $627,843 compared to $279,140 for the nine months ended December 31, 1996, an increase of $348,703. The increase is related to a decrease in non-interest expense and an increase in non-interest income and net interest income after provision for loan losses.

Net interest income after provision for loan losses for the nine month period ended December 31, 1997, was $2,180,556 compared to $2,058,838 for the nine month period ended December 31, 1996, an increase of $121,718. The increase was due to an increase in interest earning assets.

Non-interest income for the nine months ended December 31, 1997, was $319,834 compared to $204,685 for the nine month period a year earlier, an increase of $115,149. The increase was due to higher service fee income and gains recognized on the sale of loans, real estate owned, and investments and mortgage-backed securities. These increases were partially off-set by decreases in loan servicing fees and other non-interest income.

The Company's non-interest expense for the nine months ended December 31, 1997 was $1,507,211, compared to $1,820,290 for the nine month period ended December 31, 1996, a decrease of $313,079. The decrease was due to reduced federal insurance premiums and no SAIF special assessment in 1997, partially off-set by increases in compensation and benefits, occupancy and equipment, data processing expense, real estate owned expense, and other non-interest expense.

Income tax expense for the nine months ended December 31, 1997, was $365,336 compared to $164,093 for the similar period in 1996, an increase of $201,243. The increase was due to an increase in earnings before income taxes, as the effective tax rates remained similar for the nine months ended December 31, 1997 (36.8%) and 1996 (37.0%).

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience, and independent analysis. The provision for loan losses for the three months ended December 31, 1997, was $24,094 and for the nine months ended December 31, 1997, was $78,671. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NONPERFORMING ASSETS
--------------------

On December 31, 1997, nonperforming assets were $218,351 compared to $166,981 on September 30, 1997. At December 31, 1997, the Bank's allowance for loan losses was $232,710, or 107% of nonperforming assets.

Loans are considered nonperforming when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

The allowance for loan losses was .39% of total loans as of December 31, 1997.

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1997.

                                      Actual         Required         Excess
                                  Amount/Percent  Amount/Percent  Amount/Percent
                                  --------------  --------------  --------------
                                               (Dollars in Thousands)

Tangible Capital ..........       $11,834/10.32%   $1,721/1.50%   $10,113/ 8.82%
Core Leverage Capital .....       $11,834/10.32%   $3,441/3.00%   $ 8,393/ 7.32%
Risk-Based Capital ........       $12,064/20.84%   $4,631/8.00%   $ 7,433/12.84%

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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at December 31, 1997 was 7.77%.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank of Des Moines (FHLB) to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended December 31, 1997 and 1996 were $7,205,037 and $6,939,086, respectively. The increase was primarily due to an increase in net cash provided by operating activities and a decrease in net cash used in investing activities.

Net cash provided by financing activities decreased from $13,129,796 for the nine months ended December 31, 1996, to $10,845,058 for the nine months ended December 31, 1997. The decrease was due primarily to a reduction in net proceeds from FHLB advances in the amount of $8,500,000 off-set by an increase in savings deposits of $5,180,187.

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

SFAS No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income and its components in the fiscal 1999 financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's most significant component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires reporting about operating segments, products and services, geographic areas, and major customers. Its objective is to provide information about the different types of business activities and economic environments in which businesses operate. The adoption of SFAS No. 131 is not expected to require any additional disclosure during fiscal 1999.

YEAR 2000 COMPLIANCE
--------------------

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processor and purchased software which is run on in-house computer networks. In 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processor and those vendors which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for the testing for compliance. While there may be some expenses incurred during the next two years, it is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

PENDING LEGISLATION
-------------------

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

          As of December 31, 1997, the Company held 234,440 shares of its common stock as treasury stock at an aggregate purchase price of $3,237,147. During the period the company acquired 35,800 shares of common stock at an aggregate purchase price of $641,745.

          On August 7, 1997, Hardin Federal Savings Bank began construction on a new branch office at 200 North Spartan Drive, Richmond, Missouri. The 3,200 square feet office building will feature 3 drive-up lanes, an ATM lane, and a fully-finished walk-out basement at an estimated total cost of $760,000. Completion is expected in March, 1998.


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


                              HARDIN BANCORP, INC.
                                   Registrant



Date:  February 12, 1998                     Robert W. King
       -----------------                     -----------------------------------
                                             Robert W. King, President and Chief
                                             Executive Officer (Duly Authorized
                                             Officer)



Date:  February 12, 1998                     Karen K. Blankenship
       -----------------                     -----------------------------------
                                             Karen K. Blankenship, Senior Vice
                                             President and Secretary (Principal
                                             Accounting Officer)