Form 10KSB
period 1998-03-31
HARDIN BANCORP INC
filed 1998-06-26
CIK 947220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal  year  ended  March 31,  1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           ___________  to ______________

         Commission file number 0-26560

                              HARDIN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     43-1719104
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 2nd and Elm Streets, Hardin, Missouri                    64035
 -------------------------------------                    -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (660) 398-4312
--------------------------------------------------------------------------------
           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES [X].    NO [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for the fiscal year ended March 31, 1998 were $7.5 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of March 31, 1998, was $14.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 31, 1998, there were 1,058,000 shares issued and 823,560 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and III of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1998.

         Part III of Form 10-KSB - Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders.

                                     PART I


Item 1. Description of Business

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

         Hardin Federal is a federally chartered stock savings bank headquartered in Hardin, Missouri. Hardin Federal was originally chartered under the laws of the State of Missouri in 1914, converted to a federally chartered mutual savings bank in March 1995 and consummated its conversion to a stock savings bank on September 28, 1995. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office and two branch offices, Hardin Federal serves communities located in Ray and Clay Counties, and in surrounding counties, in the State of Missouri. At March 31, 1998, the Company had total assets of $121.1 million, deposits of $76.9 million and total equity of $13.5 million.

         Hardin Federal has been, and intends to continue to be, a community-oriented financial institution offering selected financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds, primarily to originate one- to four-family residential mortgage loans. The Bank also originates consumer loans, and, to a lesser extent, construction and land loans and commercial real estate loans. See "- Lending Activities." The Bank also invests in mortgage-backed securities, which are insured or guaranteed by federal agencies, and other investment securities. See "--Investment Activities."

         The executive office of the Bank is located at 2nd and Elm Street, Hardin, Missouri 64035. Its telephone number at that address is (660) 398-4312.

Market Area

         Hardin Federal serves primarily Ray and Clay Counties, Missouri. The Bank currently has three offices. Its main office and Richmond branch are located in Ray County, Missouri and its Excelsior Springs branch is located in Clay County, Missouri. On March 31, 1998, the Bank opened its new branch office in Richmond, Missouri and vacated its old branch office. See "Item 2. Description of Property."

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

Lending Activities

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer, construction, commercial business and land acquisition loans. At March 31, 1998, the Bank's gross loans and mortgage-backed securities outstanding totalled $83.5 of which $50.6 million or 60.7% were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 36.7% were fixed-rate loans, and 24.0% were adjustable-rate loans. At that same date, consumer loans totalled $6.7 million or 8.0% of the Bank's total loan portfolio, construction loans totalled $4.0 million or 4.8% of the Bank's total loan and mortgage-backed securities portfolio, commercial real estate loans totalled $2.4 million or 2.8% of the Bank's total loan and mortgage-backed securities portfolio and land acquisition loans totalled $810,000 or 1.0% of the Bank's total loan and mortgage-backed securities portfolio.

         The Bank also invests in mortgage-backed securities. At March 31, 1998,
mortgage-backed   securities   totalled   $19.0   million.   See   "--Investment
Activities."

         The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At March 31, 1998, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.8 million. At March 31, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship in loans to one borrower at March 31, 1998 was $1.6 million secured by several one- to four-family real estate dwellings and construction loans located in Clay County, Missouri. At March 31, 1998, these loans were performing in accordance with their terms.

         Loan Portfolio Composition. The following information sets forth the composition of the Bank's loan portfolio (including mortgage-backed securities) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.


                                                                                At March 31,
                                                 -------------------------------------------------------------------------
                                                          1998                      1997                      1996
                                                 ----------------------    ----------------------    ---------------------
                                                  Amount      Percent          Amount    Percent      Amount      Percent
                                                  ------      -------          ------    -------      ------      -------
                                                                           (Dollars in Thousands)
Real Estate Loans:
  One- to four-family..........................  $  50,646      60.65%     $  47,473      63.09%       $38,395      54.76%
  Land.........................................        810        .98            328       0.43            123       0.18
  Commercial...................................      2,356       2.82          1,045       1.39            184       0.26
  Construction.................................      3,967       4.75          1,619       2.15          2,674       3.81
                                                 ---------    -------      ---------    -------      ---------     ------
     Total real estate loans...................     57,779      69.20         50,465      67.06         41,376      59.01
                                                 ---------    -------      ---------    -------      ---------     ------

Consumer Loans:
  Consumer Loans:
   Secured by deposits.........................        635        .76            570       0.76            678       0.96
   Automobile..................................      1,631       1.95          1,438       1.91          1,316       1.88
   Home equity.................................      3,193       3.82          2,363       3.14          1,535       2.19
   Home improvement............................        521        .62            689       0.92            693       0.99
   Other consumer loans........................        725        .88            511       0.68            313       0.45
                                                 ---------    -------      ---------    -------      ---------     ------
     Total consumer loans......................      6,705       8.03          5,571       7.41          4,535       6.47
                                                 ---------    -------      ---------    -------      ---------     ------

     Total loans receivable....................     64,484      77.23         56,036      74.47         45,911     65.48
                                                 ---------    -------       --------    -------      ---------     -----

Mortgage-Backed Securities:
  GNMA.........................................      4,446       5.32          1,815       2.41          2,142       3.05
  FHLMC........................................      5,425       6.50          6,591       8.76          9,044      12.90
  FNMA.........................................      9,144      10.95         10,808      14.36         13,020      18.57
                                                 ---------    -------      ---------    -------      ---------     ------
     Total mortgage-backed securities..........     19,015      22.77         19,214      25.53         24,206      34.52
                                                 ---------    -------      ---------    -------      ---------     ------
     Total loan and mortgage-backed
       securities portfolio....................     83,499     100.00%        75,250     100.00%        70,117     100.00%
                                                              =======                   =======                    ======

Less:
Loans in process...............................     (3,022)                   (1,353)                     (766)
Deferred fees and discounts....................         60                        43                        17
Allowance for loan losses......................       (248)                     (158)                     (131)
                                                 ---------                 ---------                 ---------
     Total loan and mortgage-backed
       securities portfolio, net...............  $  80,289                 $  73,782                 $  69,237
                                                 =========                 =========                 =========

         The following table shows the composition of the Bank's loan and mortgage-backed securities portfolio by fixed- and adjustable-rate at the dates indicated.


                                                                                At March 31,
                                                 -------------------------------------------------------------------------
                                                          1998                      1997                      1996
                                                 ----------------------    ----------------------    ---------------------
                                                  Amount      Percent        Amount     Percent        Amount      Percent
                                                  ------      -------        ------     -------        ------      -------
                                                                           (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
  One- to four-family.......................     $  30,623      36.67%     $  26,019      34.58%     $  18,542      26.44%
  Land......................................           426        .51            255       0.34             86        .12
  Commercial................................           529        .64             64       0.09             67        .10
  Construction..............................         3,298       3.95          1,527       2.03          1,805       2.57
                                                 ---------    -------      ---------    -------      ---------     ------
   Total real estate loans..................        34,876      41.77         27,865      37.04         20,500      29.23
Consumer....................................         5,062       6.06          5,035       6.69          4,442       6.34
Mortgage-backed securities..................            --         --             35       0.04            588        .84
                                                 ---------    -------      ---------    -------      ---------     ------
   Total fixed-rate.........................        39,938      47.83         32,935      43.77         25,530      36.41
                                                 ---------    -------      ---------    -------      ---------     ------

Adjustable-Rate Loans:
Real estate:
  One- to four-family.......................        20,023      23.98         21,454      28.51         19,853      28.31
  Land......................................           384        .46             73       0.10             37        .05
  Commercial................................         1,827       2.19            981       1.30            117        .17
  Construction..............................           669        .80             92       0.12            869       1.24
                                                 ---------    -------      ---------    -------      ---------     ------
   Total real estate loans..................        22,903      27.43         22,600      30.03         20,876      29.77
Consumer....................................         1,643       1.97            536       0.71             93        .14
Mortgage-backed securities..................        19,015      22.77         19,179      25.49         23,618      33.68
                                                 ---------    -------      ---------    -------      ---------     ------
   Total adjustable rate....................        43,561      52.17         42,315      56.23         44,587      63.59
                                                 ---------    -------      ---------    -------      ---------     ------
   Total loan and mortgage-backed
    securities portfolio....................        83,499     100.00%        75,250     100.00%        70,117     100.00%
                                                              =======                   =======                    ======

Less:
  Loans in process..........................        (3,022)                   (1,353)                     (766)
  Deferred loan fees and discounts..........            60                        43                        17
  Allowance for loan losses.................          (248)                     (158)                     (131)
                                                 ----------                ---------                 ---------
   Total loans and mortgage-backed
    securities portfolio, net...............     $  80,289                 $  73,782                 $  69,237
                                                 =========                 =========                 =========

         The following schedule illustrates the contractual maturity and weighted average rates of the Bank's loan portfolio at March 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.


                                             One-to Four-Family       Construction           Commercial               Land
                                            --------------------   -------------------  --------------------   ---------------------
Due During                                              Weighted              Weighted              Weighted              Weighted
Year Ending                                              Average               Average               Average               Average
March 31,                                     Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate
------------                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                  (Dollars in Thousands)
1999(1)..................................   $    157      8.05%   $   3,331     8.93%   $      --       --%   $      --       --%
2000.....................................         33      9.86           --       --          704     9.50            1    10.00
2001.....................................        430      8.93           69     8.00          175     9.25           --       --
2002 and 2003............................      1,335      8.37           --       --           15     9.50          112     8.75
2004 to 2008.............................      4,426      8.19           --       --          325     8.79          146     9.39
2009 to 2023.............................     29,178      8.05          100     7.75        1,137     8.93          551     8.60
2024 and following.......................     15,087      8.06          467     8.01           --       --           --       --
                                            --------              ---------             ---------             ---------
                                            $ 50,646              $   3,967             $   2,356             $     810
                                            ========              =========             =========             =========


                                      Consumer                Total
                                  -------------------    ------------------
Due Durin                                     Weighted              Weighted
Year Endi                                      Average               Average
March 31,                          Amount       Rate      Amount      Rate
---------                          ------       ----      ------      ----
                                           (Dollars in Thousands)
1999(1)........................   $   1,197     8.72%   $  4,685      8.86%
2000...........................         381    10.48       1,119      9.83
2001...........................         596    10.49       1,270      9.69
2002 and 2003..................       1,451     9.59       2,913      8.99
2004 to 2008...................       1,356     9.74       6,253      8.59
2009 to 2023...................       1,724     9.27      32,690      8.15
2024 and following.............          --       --      15,554      8.06
                                  ---------             --------
                                  $   6,705             $ 64,484      8.32
                                  =========             ========

---------------

(1) The total amount of loans due after March 31, 1999 which have predetermined interest rates is $36.0 million while the total amount of loans due after such date which have floating or adjustable interest rates is $24.0 million.

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

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At March 31, 1998, the Bank's one- to four-family residential mortgage loans totalled $50.6 million, or 60.7%, of the Bank's gross loan and mortgage-backed securities portfolio. The Bank experienced significant growth in its one- to four-family residential mortgage loan portfolio during the year ended March 31, 1998 as a result of increased demand for such loans within the Bank's market area and increased purchases by the Bank of such loans. It is the Bank's policy to purchase only those loans which meet its own underwriting criteria.

         The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended March 31, 1998, the Bank originated $12.3 million fixed-rate one- to four-family loans, which constituted 78.5% of total one- to four-family loans originated and $3.4 million of adjustable-rate one- to four-family loans or 21.5% of total one- to four-family loans originated. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank currently offers one-year and three-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year and three-years, respectively, and thereafter adjust every one or three years) with a stated interest rate margin over the one and three year U.S. Treasury Index adjusted to a constant maturity. Increases or decreases in the interest rate of the Bank's adjustable-rate loans are generally limited to 1.0% at any adjustment date and 5.0% over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated provide for a minimum interest rate. The Bank qualifies borrowers for adjustable-rate loans based on a current interest rate plus the first adjustment. As a result, the risk of default on these loans may increase as interest rates increase. See "--Asset Quality--Non-Performing Assets." At March 31, 1998, the total balance of one-to four-family adjustable-rate loans was $20.0 million or 24.0% of the Bank's gross loan and mortgage-backed securities portfolio. See "--Originations, Purchases and Sales of Loans."

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

         The Bank also offers fixed-rate mortgage loans with maturities of up to 30 years. At March 31, 1998, the total balance of one- to four-family fixed-rate loans was $30.6 million or 36.7% of the Bank's gross loan and mortgage-backed securities portfolio. See "--Originations, Purchases and Sales of Loans."

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

         The loans currently originated by the Bank are underwritten and documented pursuant to the guidelines of the FHLMC. Under current policy, the Bank originates these loans for its portfolio. See "--Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         Consumer Lending. Hardin Federal offers a variety of consumer loans, including home equity lines of credit, automobile, home improvement, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At March 31, 1998, the Bank's consumer loan portfolio totalled $6.7 million, or 8.0% of its gross loan and mortgage-backed securities portfolio.

         Hardin Federal originates home equity and home improvement loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 80% or less of the appraised value. If the Bank originates loans with greater than an 80% loan-to-value ratio, it requires the borrower to obtain private mortgage insurance in an amount equal to 100% of the loan-to-value ratio. Generally, such loans have a maximum term of up to 10 years. As of March 31, 1998, home equity and home improvement loans amounted to $3.2 million and $521,000, respectively, which represented 3.8% and .6%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio.

         The Bank also recently began originating equity lines of credit. These loans are generally limited to 90% or less of the appraised value of the property securing the loan. These loans are all adjustable-rate loans and have maximum terms of up to 15 years.

         Another component of the Bank's consumer loan portfolio consists of automobile loans. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At March 31, 1998, the Bank's automobile loans totalled $1.6 million or 2.0% of the Bank's gross loan and mortgage-backed securities portfolio.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1998, $12,000 of the Bank's consumer loans were non-performing. See "-- NonPerforming Assets and Classified Assets." There can be no assurances, however, that delinquencies will not occur in the future.

         Construction Lending. At March 31, 1998, the Bank had $4.0 million of construction loans. Hardin Federal offers loans to both builders and individuals for the construction of one- to four-family residences. Currently, such loans are offered with fixed- or adjustable-rates of interest. At March 31, 1998, the Bank had $3.3 million and $669,000 of fixed-rate and adjustable-rate construction loans, respectively, which represented 4.0% and .8%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio. From time to time the Bank may purchase construction loans, but no such purchases were made during fiscal 1998. The Bank will purchase only those construction loans which are underwritten under guidelines which are as stringent as those employed by the Bank when it originates a construction loan. Following the construction period, these loans may become permanent loans, with terms for up to 30 years.

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

         Commercial Real Estate Lending. The Bank also originates commercial real estate loans. At March 31, 1998 approximately $2.4 million, or 2.8% of the Bank's gross loan and mortgage-backed securities portfolio, was comprised of commercial real estate loans of which none was non-performing at that date. The largest commercial real estate loan is a permanent loan on a multi-family apartment building in Cole County, Missouri.

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

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 1998, the Bank originated $20.2 million in fixed-rate loans and $7.5 million in adjustable rate loans.

         The Bank from time-to-time sells fixed rate loan originations as part of its asset/liabilities management policies. The Bank generally followed a policy of selling its fixed-rate loan originations during fiscal 1994. In early fiscal 1995, the Bank changed its policy to retain fixed-rate loan originations in its portfolio. The Bank's Board of Directors has adopted an informal policy which is subject to change from time-to-time, of retaining fixed-rate loans in order to increase the overall level of fixed-rate loans in its portfolio up to 50% of total loans receivable. At March 31, 1998, fixed-rate loans comprised 47.8% of gross loan and mortgage-backed securities portfolio. Reflecting these policies, during the fiscal years ended March 31, 1998, 1997 and 1996, the Bank sold $3.7 million, $0, and $0, respectively, of one- to four-family fixed-rate real estate loans.

         During fiscal year 1998, the Bank purchased $1.2 million of real estate loans originated by other lenders all of which were secured by properties located in Missouri. At March 31, 1998, none of these loans were included in the Bank's non-performing assets. See "--Non-Performing Assets and Classified Assets." As part of the Bank's effort to increase the size of its loan portfolio, management anticipates that loan purchases may increase in the future. It is presently anticipated that such purchases would consist primarily of loans secured by one- to four-family residences located in the State of Missouri. The Bank employs the same underwriting standards for purchased loans as for loans originated by the Bank.

         In addition, the Bank purchases mortgage-backed securities, consistent with its asset/liability management objectives to complement its mortgage lending activities. The Board believes that the slightly lower yield carried by mortgage-backed securities is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to one- to four-family, non-residential and other types of loans. See "--Investment Securities--Mortgage-backed Securities."

         Loan originations during the year ended March 31, 1998 were substantially greater than the comparable period in the prior year. The Bank believes the increase was due to an increased emphasis on the origination of loans and increased loan demand within the Bank's market area, plus the availability of lower fixed-rate interest on long-term loans.

         The following table shows the loan and mortgage-backed securities origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                      Year Ended March 31,
                                               ---------------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
                                                       (In Thousands)
Originations by type:
Adjustable rate:
   One- to four-family .....................   $  3,367    $  1,240    $    886
   Land ....................................        333          55          20
   Commercial ..............................      1,140          20          --
   Construction ............................        669         210         229
   Consumer ................................      1,963         455          --
                                               --------    --------    --------
     Total adjustable-rate .................      7,462       1,980       1,135
                                               --------    --------    --------
Fixed rate:
   One- to four-family .....................     12,254       7,452       7,406
   Land ....................................        188         180          11
   Commercial ..............................         --          --          --
   Construction ............................      3,351       1,947       1,502
   Consumer ................................      4,398       4,659       3,864
                                               --------    --------    --------
     Total fixed-rate ......................     20,191      14,238      12,783
                                               --------    --------    --------
     Total loans originated ................     27,653      16,218      13,918
                                               --------    --------    --------

Purchases:
   One- to four-family .....................      1,048       4,250       5,810
   Land ....................................        184          --         491
   Commercial ..............................         --         148         640
   Mortgage-backed securities - at cost ....     10,940          --         523
                                               --------    --------    --------
     Total purchased .......................     12,172       4,398       7,464
                                               --------    --------    --------

Sales and Repayments:
   One- to four-family .....................      3,737          --          --
   Mortgage-backed securities sold - at
     amortized cost ........................      8,176       1,016          --
                                               --------    --------    --------
     Total sales ...........................     11,913       1,016          --
                                               --------    --------    --------

   Principal repayments ....................     19,630      14,467      13,356
                                               --------    --------    --------
     Total sales and repayments ............     31,543      15,483      13,356
                                               --------    --------    --------

Decrease (increase) in other items:
   Loans in process ........................     (1,669)       (587)       (519)
   Deferred fees and discounts .............        (17)         26          39
   Allowance for loan losses ...............        (89)        (27)        (12)
                                               --------    --------    --------
     Net increase (decrease) ...............   $  6,507    $  4,545    $  7,534
                                               ========    ========    ========

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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 1998. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.


                                                       Loans Delinquent For
                                 ----------------------------------------------------------------
                                            60-89 Days                   90 Days and Over              Total Delinquent Loans
                                 -------------------------------  -------------------------------  --------------------------
                                                        Percent                          Percent                          Percent
                                                        of Loan                          of Loan                          of Loan
                                  Number     Amount    Category    Number     Amount    Category    Number     Amount    Category
                                  ------     ------    --------    ------     ------    --------    ------     ------    --------
                                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family.......          1   $     49       .10%         4    $   220         .43%        5     $  269        .53%
  Land......................         --         --        --         --         --          --        --         --         --
  Commercial................         --         --        --         --         --          --        --         --         --
  Construction..............         --         --        --         --         --          --        --         --         --
Consumer....................          3         31       .46          1         12         .18         4         43        .64
                              ---------   --------   -------    -------    -------    --------   -------      ------     ------
     Total..................          4   $     80       .56%         5    $   232         .61%        9     $  312       1.17%
                              =========   ========   =======    =======    =======    ========   =======     ======     ======

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

                                                        Year Ended March 31,
                                                     ---------------------------
                                                     1998       1997       1996
                                                     ----       ----       ----
                                                           (In Thousands)
Non-accruing loans
   One- to four-family ........................      $220       $274       $ 93
   Land .......................................        --         --         --
   Commercial .................................        --         --         --
   Construction ...............................        --         --         --
   Consumer ...................................        12         --         --
                                                     ----       ----       ----
     Total ....................................       232        274         93
                                                     ----       ----       ----

Accruing loans delinquent 90 days
 or more
   One- to four-family ........................        --         --         29
   Land .......................................        --         --         --
   Commercial .................................        --         --         --
   Construction ...............................        --         --         --
   Consumer ...................................        --          3         --
                                                     ----       ----       ----
     Total ....................................        --          3         29
                                                     ----       ----       ----

Foreclosed assets
   One- to four-family ........................        --        103         --
   Land .......................................        --         --         --
   Commercial .................................        --         --         --
   Construction ...............................        --         --         --
   Consumer ...................................        --         --          2
                                                     ----       ----       ----
     Total ....................................        --        103          2
                                                     ----       ----       ----

Total non-performing assets ...................      $232       $380       $124
                                                     ====       ====       ====
Total classified assets .......................      $501       $545       $412
                                                     ====       ====       ====
Total non-performing assets as
 a percentage of total assets .................       .19%      0.37%      0.15%
                                                     ====       ====       ====
Total non-performing loans as
 a percentage of total
 loans receivable .............................       .36%      0.68%      0.29%
                                                     ====       ====       ====

         For the year ended March 31, 1998 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $21,000. The amount that was included in interest income on such loans was $17,000 for the year ended March 31, 1998.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1998, the Bank had classified a total of $498,000 of its assets as substandard, $0 as doubtful, and $3,000 as loss. At March 31, 1998, total classified assets comprised $501,000 or 3.7% of the Bank's capital, or .41% of the Bank's total assets.

         Other Loans of Concern. In addition to the non-performing and classified loans set forth in the tables above, as of March 31, 1998, there were no other loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 1998, the Bank had no real estate properties acquired through foreclosure.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 1998, the Bank had a total allowance for loan losses of $248,000, representing 106.97% of total non-performing loans and .40% of the Bank's loans, net. See Note 5 of the Notes to Consolidated Financial Statements.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                                       At March 31,
                            -------------------------------------------------------------------------------------------------
                                          1998                             1997                             1996
                            -------------------------------  -------------------------------  -------------------------------
                                                   Percent                           Percent                         Percent
                                                   of Loans                          of Loans                        of Loans
                                         Loan      in Each                Loan       in Each                Loan     in Each
                            Amount of   Amounts    Category  Amount of   Amounts    Category   Amount of   Amounts   Category
                            Loan Loss     by       to Total  Loan Loss     by        to Total  Loan Loss     by      to Total
                            Allowance  Category     Loans    Allowance  Category      Loans    Allowance  Category     Loans
                            ---------  --------     -----    ---------  --------      -----    ---------  --------     -----
                                                                        (Dollars in Thousands)
Real estate:
   One- to four-family....  $    74    $50,646      78.54%   $    81    $47,473      84.72%   $    71    $38,395      83.63%
   Land...................        8        810       1.26          3        328       0.59          1        123       0.27
   Commercial.............       24      2,356       3.65         11      1,045       1.86          2        184       0.40
   Construction...........       13      3,967       6.15         10      1,619       2.89          3      2,674       5.82
Consumer..................       32      6,705      10.40         25      5,571       9.94         19      4,535       9.88
Unallocated...............       97         --         --         28         --         --         35         --         --
                            -------    -------    -------    -------    -------    -------    -------    -------    -------
     Total................  $   248    $64,484     100.00%   $   158    $56,036     100.00%   $   131    $45,911     100.00%
                            =======    =======    =======    =======    =======    =======    =======    =======    =======


         The portion of the allowance to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                     Year Ended March 31,
                                                  ----------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
                                                        (In Thousands)
Balance at beginning of period .............     $ 158       $ 131       $ 119

Charge-offs:
   One- to four-family .....................        --          (7)         --
   Land ....................................        --          --          --
   Commercial ..............................        --          --          --
   Construction ............................        --          --          --
   Consumer ................................        (4)         --          (2)
                                                 -----       -----       -----
                                                    (4)         (7)         (2)
                                                 -----       -----       -----

Recoveries:
   One- to four-family .....................        --          --          --
   Land ....................................        --          --          --
   Commercial ..............................        --          --          --
   Construction ............................        --          --          --
   Consumer ................................        --          --          --
                                                 -----       -----       -----
                                                 -----       -----       -----

Net recoveries (charge-offs) ...............        (4)         (7)         (2)
Additions charged to operations ............        94          34          14
                                                 -----       -----       -----
Balance at end of period ...................     $ 248       $ 158       $ 131
                                                 =====       =====       =====

Ratio of net recoveries (charge-offs)
 during the period to average loans
 outstanding during the period .............       .01%       0.01%         --%
                                                 =====       =====       =====

Ratio of net recoveries (charge-offs)
 during the period to average
 non-performing assets .....................      1.98%       1.84%      (1.43)%
                                                 =====       =====       =====


Investment Activities

         General. Hardin Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits with maturities of 1 year or less and current borrowings) was 46.5%. See "Regulation--Liquidity."

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

         Mortgage-backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable rates of interest. Bank has invested primarily in federal agency securities, principally Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") obligations. At March 31, 1998, the Bank's investment in mortgage-backed securities totalled $19.0 million or 15.7% of its total assets.

         The Bank's available-for-sale mortgage-backed securities are reported at fair market value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity. The balance of the Bank's mortgage-backed securities, $11.0 million, are classified as held to maturity and are reported at amortized cost. During the fiscal year ended March 31, 1998, the Bank sold $8.2 million of its mortgage-backed securities. See Note 4 of the Notes to Consolidated Financial Statements.

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

         Investment Securities. At March 31, 1998, the Bank's investment securities (including a $1.5 million investment in the common stock of the FHLB of Des Moines) totalled $34.1 million, or 28.2% of its total assets.

It is the Bank's general policy to purchase U.S. Government securities and federal agency obligations and other investment securities. See Note 3 of the Notes to Consolidated Financial Statements.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totalled $13.5 million as of March 31, 1998, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 1998, the Bank was in compliance with this regulation. See "Regulation--Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Bank's investment portfolio, including mortgage-backed securities, at the dates indicated.


                                                                             At March 31,
                                                    -------------------------------------------------------------
                                                           1998                  1997                  1996
                                                    ------------------    ------------------    -----------------
                                                     Book       % of       Book       % of       Book       % of
                                                     Value      Total      Value      Total      Value      Total
                                                     -----      -----      -----      -----      -----      -----
                                                                             (Dollars in Thousands)
Investment securities:
U.S. government securities.....................   $       --        --%  $      98       .21%  $      --        --%
Federal agency securities......................       31,651     56.15      22,242     47.82       6,363     17.32
Revenue bonds..................................        1,005      1.78                    --          --        --
                                                  ----------   -------   ---------   -------   ---------   -------
     Subtotal..................................       32,656     57.93      22,340     48.03       6,363     17.32
FHLB stock.....................................        1,475      2.62         950      2.04         742      2.02
                                                  ----------   -------   ---------   -------   ---------   -------
     Total investment securities
        and FHLB stock.........................   $   34,131     60.55%  $  23,290     50.07%  $   7,105     19.34%
                                                  ----------   -------   ---------   -------   ---------   -------
Average remaining life of investment
 securities excluding FHLB stock...............      9 years              13 years             4 years

Other interest-bearing assets:
Interest-bearing deposits......................   $    3,225      5.72%  $   4,007      8.62%  $   5,430     14.78%

Mortgage-backed securities:
   GNMA........................................        4,437      7.87       1,801      3.87       2,124      5.78
   FHLMC.......................................        5,320      9.44       6,461     13.89       8.876     24.16
   FNMA........................................        8,962     15.89      10,585     22.76      12,757     34.72
                                                  ----------   -------   ---------   -------   ---------   -------

     Subtotal..................................       18,719     33.20      18,847     40.52      23,757     64.66
Unamortized premium (discounts), net...........          296      0.53         367      0.79         449      1.22
                                                  ----------   -------   ---------   -------   ---------   -------

     Total mortgage-backed securities, net.....       19,015     33.73      19,214     41.31      24,206     65.88
                                                  ----------   -------   ---------   -------   ---------   -------

Total investment portfolio.....................   $   56,371    100.00%  $  46,511    100.00%  $  36,741    100.00%
                                                  ==========   =======   =========   =======   =========   =======

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.


                                                                            March 31, 1998
                                            ------------------------------------------------------------------------------
                                                                                                     Total     Investment
                                              Less Than     1 to 5       5 to 10       Over          Book      Securities
                                               1 Year        Years        Years      10 Years        Value    Market Value
                                            -----------   -----------  -----------  -----------  -----------  ------------
                                                                           (Dollars in Thousands)
U.S. Government securities..............    $      --     $     --     $      --    $      --    $      --    $      --
Federal agency obligations..............        9,011       16,644           623        5,373       31,651       31,651
Revenue bonds...........................          205          507           293           --        1,005        1,005
                                            ---------     --------     ---------    ---------    ---------    ---------

Total investment securities.............    $   9,216     $ 17,151     $     916    $   5,373    $  32,656    $  32,656
                                            ---------     --------     ---------    ---------    ---------    ---------

Weighted average yield..................         7.08%        7.10%         5.40%        5.77%        6.83%        6.83%
                                            =========     ========     =========    =========    =========    =========

         The Bank's investment securities portfolio at March 31, 1998, contained tax-exempt securities consisting of local revenue bonds. No securities of any issuer had an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

         Hardin Federal's investments, including the mortgage-backed and related securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 1998, the Bank had $26.4 million in mortgage-backed securities and investment securities with maturities of less than five years classified as available for sale. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

         FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At March 31, 1998, the Bank had total FHLB advances of $29.5 million. See "--Borrowings" and Note 8 of the Notes to Consolidated Financial Statements.

         Deposits. Hardin Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of savings deposits, commercial demand, NOW, money market deposit and certificate accounts. The certificate accounts currently range in terms from 90 days to five years.

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


                                                                             At March 31,
                                                    --------------------------------------------------------------
                                                           1998                  1997                  1996
                                                    ------------------    ------------------    ------------------
                                                               Percent               Percent               Percent
                                                     Amount   of Total     Amount   of Total     Amount   of Total
                                                     ------   --------     ------   --------     ------   --------
                                                                           (Dollars in Thousands)
Transactions and Savings Deposits:(1)
-------------------------------------
Commercial Demand.................................  $  1,082      1.41%   $    140      0.20%   $    165      0.25%
Savings Accounts..................................     3,265      4.25       3,592      5.12       3,675      5.52
NOW Accounts......................................     4,258      5.53       2,334      3.32       1,825      2.74
Money Market.....................................      5,901      7.68       4,096      5.83       4,053      6.09
Certificates......................................    62,378     81.13      60,039     85.53      56,887     85.40
                                                    --------   -------    --------   -------      ------   -------
Total deposit accounts............................  $ 76,884    100.00%   $ 70,201    100.00%   $ 66,605    100.00%
                                                    ========   =======    ========    ======    ========   -======

--------------
(1)  See Note 7 of the Notes to Consolidated Financial Statements.

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 1998.


                                                                             Maturity
                                                          --------------------------------------------------------
                                                                        Over          Over
                                                          3 Months     3 to 6        6 to 12     Over
                                                           or Less     Months        Months    12 Months    Total
                                                           -------     ------        ------    ---------    -----
                                                                              (In thousands)
Certificates of deposit less than $100,000..............   $  9,321    $   9,825   $  17,253  $  18,845  $  55,244
Certificates of deposit of $100,000 or more.............      1,578        2,017       1,036      2,118      6,749
Public funds (1)........................................         59           19         301          6        385
                                                           --------    ---------   ---------  ---------  ---------
Total certificates of deposit...........................   $ 10,958    $  11,861   $  18,590  $  20,969  $  62,378
                                                           ========    =========   =========  =========  =========

---------------
(1) Deposits from governmental and other public entities, including deposits greater than $100,000.


         Borrowings. Hardin Federal's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At March 31, 1998, the Bank had $1,475,000 of FHLB of Des Moines stock. The Bank has the ability to purchase additional capital stock from the FHLB. At March 31, 1998 and March 31, 1997, the weighted average interest rate of the Bank's FHLB advances was 5.68% and 5.64%, respectively. For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 8 of the Notes to Consolidated Financial Statements and "--Lending Activities."

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                                  Year Ended March 31,
                                         ---------------------------------------
                                           1998           1997            1996
                                                    (In Thousands)
Maximum Balance:
  FHLB advances ................         $29,500         $19,000         $ 1,500

Average Balance:
  FHLB advances ................         $24,458         $10,000         $   208

Service Corporation Activities

         As a federally chartered savings bank, Hardin Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.4 million at March 31, 1998, in the stock of, or loans to, service corporation subsidiaries. Hardin Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At March 31, 1998, Hardin Federal had one subsidiary, Hardin Savings Service Corporation ("HSSC"). HSSC was established in 1993 for the purpose of offering credit life, disability and accident insurance to its customers. At March 31, 1998, the Bank's investment in HSSC was $31,000. For the year ended March 31, 1998, HSSC had pre-tax income of approximately $7,000.

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

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Bank's OTS assessment for the fiscal year ended March 31, 1998, was approximately $32,287.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1998, the Bank's lending limit under this restriction was $1.8 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums for SAIF-insured institutions are assessed through a risk- based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk- weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

         The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by specified dates and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted as the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF funds will eventually be merged.

         While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Bank anticipates that its ongoing annual SAIF premiums will be approximately $47,000.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the unrealized loss on investments and mortgage-backed securities is excluded from the regulatory capital calculation. At March 31, 1998, the Bank had no intangible assets and a valuation allowance, net of tax of $98,000.

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

         At March 31, 1998, the Bank had tangible capital of $12.3 million, or 10.2% of adjusted total assets, which is approximately $10.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1998, the Bank had no intangibles which were subject to these tests.

         At March 31, 1998, the Bank had core capital equal to $12.3 million, or 10.2% of adjusted total assets, which is $8.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At March 31, 1998, the Bank had $248,000 of general loan valuation allowances, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hardin Federal had $33,000 of such exclusions from capital and assets at March 31, 1998.

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

         On March 31, 1998, the Bank had total risk based capital of $12.3 million (including approximately $12.3 million in core capital and $98,000 in qualifying supplementary capital) and risk-weighted assets of $46.6 million (with no converted off-balance sheet assets); or total capital of 26.4% of risk-weighted assets. This amount was $8.8 million above the 8% requirement in effect on that date.

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

         The  OTS  may  also  require  a  depository   institution  to  maintain
additional total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

         The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "--Regulatory Capital Requirements."

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

         Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank is required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "--Regulatory Capital Requirements."

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 1998, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 39.7% and a short-term liquid assets ratio of 38.7%.

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

         The OTS has adopted an amendment to its accounting regulations, which may be more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Bank is in compliance with these amended rules.


Qualified Thrift Lender Test

         All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At March 31, 1998, the Bank met the test and has always met the test since its effectiveness.


         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "--Holding Company Regulation."

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

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

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


Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At March 31, 1998, the Bank had $1,475,000 of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.45% and were 6.86% for fiscal 1998. For the fiscal year ended March 31, 1998, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $86,505, which constitutes a $31,813 increase over the amount of dividends received in fiscal year 1997. No assurance can be given that such dividends will continue in the future at such levels.

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

         The percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. Since the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of March 31, 1996, the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of March 31, 1998, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $424,000.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Bank's supplemental reserves for
losses  on  loans   ("Excess"),   such  Excess  may  not,  without  adverse  tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1998, the Bank's excess for tax purposes totaled approximately $2.1 million.

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

Competition

         Hardin Federal faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, credit unions and savings institutions located in the Bank's market area. Commercial banks, credit unions and savings institutions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates. See "Business--Lending Activities."

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

         The Bank serves primarily Ray and Clay Counties, Missouri. There are six commercial banks and one credit union which compete for deposits and loans in Ray County, Missouri. In Clay County, Missouri, there are approximately 36 commercial banks, 44 credit unions, and 10 savings institutions, other than Hardin Federal, which compete for deposits and loans in Clay County, Missouri.

Employees

         At March 31, 1998, the Bank had a total of 25 full-time and 2 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         Lyndon M. Goodwin. Mr. Goodwin, age 53, is currently Vice President of the Bank responsible for the supervision of all lending operations of the Bank. Prior to joining the Bank in 1994, Mr. Goodwin was a County Supervisor of the United States Department of Agriculture, Farmer's Home Administration, for 28 years.

         J. Michael Schwarz. Mr. Schwarz, age 54, joined the Bank in January 1997 as Vice President of Lending at the Excelsior Springs Branch. Mr. Schwarz previously was employed as Executive Vice President of Lawson Bank, Lawson, Missouri.

Item 2.  Description of Property

         The Bank conducts its business through three offices, which are located in Ray and Clay Counties, Missouri. The Bank owns its main office and its Richmond and Excelsior Springs, Missouri branch offices. The following table sets forth information relating to each of the Bank's offices as of March 31, 1998. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 1998 was approximately $1.7 million. See Note 6 of the Notes to Consolidated Financial Statements.

                                                  Total
                                               Approximate
                                      Date        Square       Net Book Value at
        Location                    Acquired     Footage        March 31, 1998
----------------------------        --------     -------        --------------
Main Office:                          1963         4600            $82,594
 100-04 North Second Street
 Hardin, Missouri

Branch Offices:(1)
 201 North Jesse James Road           1990         2024            621,213
 Excelsior Springs, Missouri

 200 N. Spartan Drive                 1998         6800          1,021,576
 Richmond, Missouri

----------------

(1) The Bank constructed an approximate 6800 sq. foot branch office facility located at 200 N. Spartan Drive, Richmond, Missouri, which opened for business on March 31, 1998. At that time, the Bank closed its branch office which was located at 208 West Main Street in Richmond, Missouri.

         Hardin Federal believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1998.


                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Page 44 of the attached 1998 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 5 to 17 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.


Item 7.  Financial Statements

         Pages 18 to 43 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 23, 1998.


Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 23, 1998.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 23, 1998.

Item 12.  Certain Relationships and Related Transactions

         Information   concerning  certain  relationships  and  transactions  is
incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 23, 1998.


                                     PART IV


Item 13.  Exhibits List and Reports on Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended March 31, 1998, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


                                                                         Page in
                                                                         Annual
   Annual Report Section                                                 Report
Report of Independent Auditors ...........................................  18

Consolidated Balance Sheets at March 31, 1998 and 1997 ...................  19

Consolidated Statements of Earnings for the Years ended
 March 31, 1998, 1997 and 1996 ...........................................  20

Consolidated Statements of Stockholders' Equity for
 the Years ended March 31, 1998, 1997 and 1996 ...........................  21

Consolidated Statements of Cash Flows for the Years ended
 March 31, 1998, 1997 and 1996 ...........................................  22

Notes to Consolidated Financial Statements ...............................  24


         (a) (2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a) (3)  Exhibits:


                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-B Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
  ------                                 --------                                 ---------------
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

                                       40


                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-B Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
  ------                                 --------                                 ---------------
24                     Power of Attorney                                            Not Required

27                     Financial Data Schedule                                           27

28                     Information from reports furnished to                            None
                        State insurance regulatory authorities

99                     Additional exhibits                                              None

------------------

* Filed on June 23, 1995, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-93888), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed on March 18, 1996, as exhibits to the Registrant's definitive proxy statement relating to the Registrant's special meeting of stockholders held on April 16, 1996. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


         (b) Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HARDIN BANCORP, INC.



Date: June 26, 1998                        By: /s/ Robert W. King
                                               --------------------------------
                                               Robert W.  King
                                               (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Robert W. King                          By: /s/ Ivan R. Hogan
    ------------------------------------            ----------------------------
    Robert W.  King, President                      Ivan R.  Hogan
    Chief Executive Officer and Director            Chairman of the Board

Date: June 26, 1998                                 Date: June 26, 1998

By: /s/ Karen K. Blankenship                    By: /s/ David K. Hatfield
    ------------------------------------            ----------------------------
    Karen K. Blankenship, Senior Vice               David K. Hatfield, Director
    President, Secretary and Director
    (Principal Accounting Officer)

Date: June 26, 1998                                 Date: June 26, 1998

By: /s/ David D. Lodwick                         By: /s/ W. Levan Thurman
    ------------------------------------            ----------------------------
    David D. Lodwick, Director                      W.  Levan Thurman, Director

Date: June 26, 1998                                 Date: June 26, 1998

By: /s/ William L. Homan
    -----------------------------------
    William L. Homan, Vice President,
    Treasurer and Director
    (Principal Financial Officer)

Date: June 26, 1998

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

10.4     Employee Stock Ownership Plan*

10.5     Recognition and Retention Plan**

10.6     Deferred Compensation Agreement*

10.7     Compensation Agreement with Directors*

13       Annual Report to Security Holders

21       Subsidiaries of Registrant

23       Consent of experts and counsel

27       Financial Data Schedule

---------------

* Filed on June 23, 1995, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-93888), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed on March 18, 1996, as exhibits to the Registrant's definitive proxy statement relating to the Registrant's special meeting of stockholders held on April 16, 1996. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.