Form 10QSB
period 1998-06-30
HARDIN BANCORP INC
filed 1998-08-13
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

   Yes (X)       No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                          Outstanding at June 30, 1998
     ---------------------------               ----------------------------
     Common stock, .01 par value                           816,392

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                            Page
                                                                            ----
PART I

FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements

    Consolidated Balance Sheets...........................................    1

    Consolidated Statements of Earnings...................................    2

    Consolidated Statement of Stockholders' Equity........................    3

    Consolidated Statements of Cash Flows.................................  4-5

    Notes to Consolidated Financial Statements............................    6

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of
Operations................................................................  7-9

PART II

OTHER INFORMATION.........................................................   10

Signatures................................................................   11

                      Hardin Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                   (Unaudited)      (Audited)
                                                  June 30, 1998   March 31, 1998
                                                  -------------   --------------
                     Assets
                     ------
Cash ...........................................   $    621,990    $    556,927
Interest bearing deposits ......................      3,925,752       3,224,874
Investment securities:
  Held-to-maturity .............................     10,000,000      10,000,000
  Available-for-sale ...........................     29,754,833      22,656,010
Mortgage-backed securities:
  Held-to-maturity .............................     10,395,906      10,995,511
  Available-for-sale ...........................      7,888,106       8,019,725
Loans receivable, net ..........................     65,521,803      61,273,984
Accrued interest receivable on:
  Investment securities ........................        451,471         359,601
  Mortgage-backed securities ...................        127,932         133,459
  Loans receivable .............................        445,588         395,138
Real estate owned ..............................              0               0
Premises and equipment .........................      1,865,546       1,725,383
Stock in Federal Home Loan Bank (FHLB)
  of Des Moines, at cost .......................      1,975,000       1,475,000
Prepaid expenses and other assets ..............        346,378         276,492
                                                   ------------    ------------
Total assets ...................................   $133,320,305    $121,092,104
                                                   ============    ============

      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities:
  Deposits .....................................   $ 79,007,027    $ 76,884,462
  Advances from borrowers for property
    taxes and insurance ........................        426,456         264,317
  Advances from FHLB ...........................     39,500,000      29,500,000
  Accrued interest payable .....................         66,400          56,149
  Income taxes payable:
    Current ....................................        191,111         323,520
    Deferred ...................................         31,923          15,000
  Accrued expenses and other liabilities .......        625,657         571,084
                                                   ------------    ------------
Total liabilities ..............................    119,848,574     107,614,532
                                                   ------------    ------------
Stockholders' equity:
  Common stock, $.01 par value; 3,500,000 shares
    authorized, 1,058,000 shares issued ........         10,580          10,580
  Serial preferred stock, $.01 par value;
    500,000 shares authorized, none issued or
    outstanding ................................              0               0
  Additional paid in capital ...................     10,165,436      10,165,436
  Retained earnings ............................      7,560,919       7,482,320
  Unrealized loss on available for sale
    securities, net ............................        (69,511)        (98,326)
  Unearned employee stock ownership plan .......       (518,280)       (518,280)
  Deferred recognition and retention plan ......       (304,074)       (327,011)
  Treasury stock (241,608 and 234,440, shares at
    cost, respectively) ........................     (3,373,339)     (3,237,147)
                                                   ------------    ------------
Total stockholders' equity .....................     13,471,731      13,477,572
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $133,320,305    $121,092,104
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                           For the Three Months Ended
                             June 30, 1998 and 1997
                                   (Unaudited)


                                                         1998            1997
                                                      ----------      ----------
Interest income:
  Loans receivable .............................      $1,307,251      $1,152,107
  Mortgage-backed securities ...................         283,477         313,385
  Investment securities ........................         569,461         395,622
  Other ........................................          64,656          93,517
                                                      ----------      ----------
Total interest income ..........................       2,224,845       1,954,631
                                                      ----------      ----------
Interest expense:
  Deposits .....................................         980,205         916,570
  FHLB advances ................................         458,054         291,951
                                                      ----------      ----------
Total interest expense .........................       1,438,259       1,208,521
                                                      ----------      ----------
Net interest income ............................         786,586         746,110

Provision for loan losses ......................          15,000          39,000
                                                      ----------      ----------
Net interest income after provision
  for loan losses ..............................         771,586         707,110
                                                      ----------      ----------
Non-interest income:
  Service charges ..............................          77,103          24,632
  Loan servicing fees ..........................           7,979           8,153
  Gain on sale of loans held for sale ..........          14,998           2,484
  Gain on sale of real estate owned ............               0           4,105
  Gain on sale of investments and
    mortgage-backed securities .................          12,602          44,431
  Other ........................................          17,393          29,998
                                                      ----------      ----------
Total non-interest income ......................         130,075         113,803
                                                      ----------      ----------
Non-interest expense:
  Compensation and benefits ....................         325,723         272,803
  Occupancy and equipment ......................          57,236          29,647
  Federal insurance premiums ...................          11,942          11,013
  Data processing ..............................          34,996          23,787
  Real estate owned ............................               0           1,043
  Other ........................................         183,533         116,692
                                                      ----------      ----------
Total non-interest expense .....................         613,430         454,985
                                                      ----------      ----------
Earnings before income taxes ...................         288,231         365,928

Income tax expense .............................         102,593         135,212
                                                      ----------      ----------
Net earnings ...................................      $  185,638      $  230,716
                                                      ==========      ==========
Net earnings per share:
  Basic ........................................      $     0.24      $     0.29
  Diluted ......................................            0.23            0.28
                                                      ==========      ==========

See accompanying notes to consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    For the Three Months Ended June 30, 1998
                                   (Unaudited)


                                                                                   Unearned
                                                                    Unrealized     Employee
                                          Additional              Gain or (loss)    Stock                                  Total
                                 Common    Paid-in     Retained         on        Ownership    Deferred     Treasury   Stockholders'
                                  Stock    Capital     Earnings  Securities, net     Plan         RRP         Stock       Equity
                                 ------   ----------   --------  ---------------  ---------    --------     --------   -------------
Balance at March 31, 1998 ....  $10,580   10,165,436  7,482,320      (98,326)     (518,280)    (327,011)  (3,237,147)    13,477,572
Net earnings .................        0            0    185,638            0             0            0            0        185,638
Change in net unrealized loss
  on securities available
  for sale, net of tax .......        0            0          0       28,815             0            0            0         28,815
Repurchase of common stock ...        0            0          0            0             0            0     (136,192)      (136,192)
Amortization of recognition
  and retention plan .........        0            0          0            0             0       22,937            0         22,937
Dividends declared
  ($.14 per share) ...........        0            0   (107,039)           0             0            0            0       (107,039)
                                -------   ----------  ---------      -------      --------     --------   ----------     ----------
Balance at June 30, 1998 .....   10,580   10,165,436  7,560,919      (69,511)     (518,280)    (304,074)  (3,373,339)    13,471,731
                                =======   ==========  =========      =======      ========     ========   ==========     ==========

See accompanying notes to consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                        1998            1997
                                                    ------------    -----------
Operating Activities:
Net Earnings ...................................... $    185,638        230,716
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for losses on loans .................       15,000         39,000
    Depreciation ..................................       32,813         16,327
    Premium accretion and amortization
      of discounts and deferred loan fees, net ....     (162,154)        15,586
    Net (gain)/loss on sale of loans and investment
      and mortgage-backed securities ..............      (27,600)             0
    Gain on real estate owned .....................            0         (4,105)
    Proceeds from sale of loans ...................      393,580              0
    Origination of loans held for sale ............     (842,830)             0
    Amortization of deferred Recognition
      and Retention Plan (RRP) ....................       22,937         21,172
    Changes in asset and liabilities:
      Interest receivable .........................     (136,793)        94,669
      Other assets ................................      (69,886)        10,334
      Accrued interest payable ....................       10,251         24,258
      Accrued expense and other liabilities .......       54,597         61,859
      Income taxes payable ........................     (132,409)        87,668
                                                    ------------    -----------
Net cash (used in) provided by operating activities     (656,856)       597,484
                                                    ------------    -----------
Investing Activities:
  Net increase in loans receivable ................   (4,270,943)    (1,196,332)
  Proceeds from sales of loans ....................      468,870              0
  Principal payments on mortgage-backed and
    related securities:
      Available-for-sale ..........................      393,686        254,883
      Held-to-maturity ............................      588,226        382,436
  Purchase of investment securities
    available-for-sale ............................  (13,942,348)    (3,148,453)
  Proceeds from maturities of investment securities
    Available-for-sale ............................    6,000,000      4,000,000
    Proceeds from sales of investment securities ..      816,833         98,537
    Purchase of stock in FHLB of Des Moines .......     (500,000)      (250,000)
    Proceeds from sales of real estate owned ......            0        107,515
    Purchase of office properties and equipment ...     (172,976)       (29,367)
                                                    ------------    -----------
Net cash (used in) provided by investing activities $(10,618,652)       219,219
                                                    ------------    -----------

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                        1998            1997
                                                    ------------    -----------
Financing Activities:
  Net increase in savings deposits ................    2,122,565      3,965,127
  Proceeds from FHLB advances .....................   10,000,000     10,000,000
  Repayments of FHLB advances .....................            0    (10,000,000)
  Net increase in advances from borrowers for
    taxes and insurance ...........................      162,139        118,187
  Payment of dividends ............................     (107,063)       (85,936)
  Purchase of treasury stock ......................     (136,192)             0
                                                    ------------    -----------
Net cash provided by financing activities .........   12,041,449      3,997,378
                                                    ------------    -----------
Increase in cash ..................................      765,941      4,814,081

Cash at beginning of period .......................    3,781,801      4,265,909
                                                    ------------    -----------
Cash at end of period .............................    4,547,742      9,079,990
                                                    ------------    -----------
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ...................................... $  1,428,008      1,184,263
    Income taxes, net of refunds .................. $    235,002         47,544
Noncash investing and financing:
  Dividends declared and payable .................. $    114,295         95,483

See accompanying notes to consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Holding Company's Annual Report for the year ended March 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1998 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

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

     For the three months ended June 30, 1998 the only difference between basic and diluted earnings per share lies in the computation of the weighted average shares outstanding. The diluted weighted average shares includes 36,350 shares as a result of the assumption that stock options granted by the Company had been exercised.

(3)  Comprehensive Income

     On April 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

                                                      For the three months ended
                                                               June 30,
                                                      --------------------------
                                                        1998              1997
                                                      --------          --------
     Net income ...................................   $186,000          $231,000
     Change in unrealized security loss, net ......     32,000           110,000
                                                      --------          --------
     Comprehensive ................................   $218,000          $341,000
                                                      --------          --------

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


FINANCIAL CONDITION
-------------------

Consolidated assets of Hardin Bancorp, Inc. were $133,320,305 as of June 30, 1998, as compared to $121,092,104 on March 31, 1998, an increase of $12,228,201.
The increase was primarily funded by an increase in deposits of $2,122,565 and an increase in advances from the Federal Home Loan Bank of Des Moines in the amount of $10,000,000.

The 10.1% growth rate of assets for the quarter is ahead of the Company's growth objectives. The funds were used to purchase investment securities, interest bearing deposits and to fund loan growth.

Loans  receivable,   net,  increased  to  $65,521,803  on  June  30,  1998  from
$61,273,984 on March 31, 1998, an increase of $4,247,819. Mortgage-backed securities decreased $731,224 to $18,284,012 on June 30, 1998, from $19,015,236 on March 31, 1998. The decrease in mortgage-backed securities and the increase in loans reflect the Bank's plan to increase the loan portfolio and decrease mortgage-backed securities.

Cash, interest bearing deposits, and investment securities increased $7,864,764 from $36,437,811 on March 31, 1998, to $44,302,575 on June 30, 1998. The
increase was primarily funded by an increase in savings deposits and FHLB advances.

Deposits totaled $79,007,027 on June 30, 1998, an increase of $2,122,565 from $76,884,462 on March 31, 1998. The increase in deposits is primarily due to a successful special certificate of deposit promotion and the Bank's high performance checking account program.

Stockholders' equity was $13,471,731 on June 30, 1998, compared to $13,477,572 on March 31, 1998. The small change in stockholders' equity was the result of an increase in retained earnings, which was offset by the acquisition of 7,168 shares of treasury stock at an aggregate purchase price of $136,192 or $19.00 per share.

RESULTS OF OPERATIONS
---------------------

Net earnings for the Company's first fiscal quarter ended June 30, 1998 were $185,638 compared to $230,716 for the comparable quarter in 1997. The decrease was due to an increase in non-interest expense associated primarily with the addition of employees to staff the new Richmond branch office and other additional expenses related to the opening of the facility on March 31, 1998.

Basic earnings per share for the quarter ended June 30, 1998 were $0.24 per share while diluted earnings per share were $0.23. Basic earnings per share were calculated based on 763,500 average shares outstanding and diluted earnings per share were calculated based on 800,222 average shares outstanding. Basic earnings per share for the comparable quarter ended June 30, 1997 were $0.29 per share while diluted earnings per share were $0.28. Basic earnings per share were calculated based on 795,680 average shares outstanding and diluted earnings per share were calculated based on 812,574 average shares outstanding.

Net interest income after provision for loan losses for the quarter ended June 30, 1998 was $771,586 compared to $707,110 for the quarter ended June 30, 1997, an increase of $64,476. This increase was a result of interest income increasing $270,214 from $1,954,631 in 1997 to $2,224,845 in 1998 while interest expense increased  $229,738 from $1,208,521 in 1997 to $1,438,259 in 1998. The increases in interest income and interest expense are both due to increases in the average balance of interest-earning assets and interest-bearing liabilities.

Non-interest income increased from $113,803 for the quarter ended June 30, 1997 to $130,075 for the quarter ended June 30, 1998. The increase was due to higher service charge income and gains realized on the sale of loans partially offset by lower gains on the sale of real estate owned, investments and mortgage-backed securities. Other non-interest income declined due to reduced income generated by the Bank's service corporation.

The Company's non-interest expense for the three months ended June 30, 1998 was $613,430 compared to $454,985 for the comparable quarter in 1997. The increase was due to higher compensation and benefits expense, higher data processing expense, higher occupancy and equipment expense, and other non-interest expense primarily a result of the new branch office in Richmond and costs related to the Bank's high performance checking program.


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience, and independent analysis. The provision for loan losses for the three months ended June 30, 1998, was $15,000. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.


NONPERFORMING ASSETS
--------------------

On June 30, 1998, non-performing assets were $180,754 compared to $231,577 on March 31, 1998. On June 30, 1998, the Bank's allowance for loan losses was $262,710, or 145% of non-performing assets compared to $247,710, or 107% on March 31, 1998.

Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

The allowance for loan losses was .40% of total loans as of June 30, 1998 and at March 31, 1998.

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of June 30, 1998.

                                  Actual           Required           Excess
                              Amount/Percent    Amount/Percent    Amount/Percent
                              --------------    --------------    --------------
Tangible Capital ...........  $11,643/08.82%     $2,329/2.00%     $9,314/06.82%

Core Leverage Capital ......  $11,643/08.82%     $4,657/4.00%     $6,986/04.82%

Risk-based Capital .........  $11,906/21.68%     $4,392/8.00%     $7,514/13.68%


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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at June 30, 1998 was 48.21%.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank of Des Moines (FHLB) to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended June 30, 1998 and 1997 were $4,547,742 and $9,079,990, respectively. The decrease was primarily due to an increase in net cash used in investing activities.

Net cash provided by financing activities increased from $3,997,378 for the three months ended June 30, 1997 compared to $12,041,449 for the three months ended June 30, 1998.


RECENT ACCOUNTING DEVELOPMENTS
------------------------------

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources


YEAR 2000 COMPLIANCE
--------------------

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processor and purchased software which is run on in-house computer networks. In 1997 the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processor and those vendors, which have been contacted, have indicated that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for the testing for compliance. While there may be some expenses incurred during the next two years, it is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

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

          None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.


Item 5.   Other Information
          -----------------

          None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits:

          27 -- Financial Data Schedule

          Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HARDIN BANCORP, INC.
                                   Registrant



Date:  August 14, 1998                       Robert W. King
       ---------------                       -----------------------------------
                                             Robert W. King, President and Chief
                                             Executive Officer (Duly Authorized
                                             Officer)



Date:  August 14, 1998                       Karen K. Blankenship
       ---------------                       -----------------------------------
                                             Karen K. Blankenship, Senior Vice
                                             President and Secretary (Principal
                                             Accounting Officer)