Form 10QSB
period 1998-09-30
HARDIN BANCORP INC
filed 1998-11-16
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

     Yes (X)       No (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                     Outstanding at September 30, 1998
     ---------------------------          ---------------------------------
     Common stock, .01 par value                       816,392

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I

FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements

  Consolidated Balance Sheets .............................................    1

  Consolidated Statements of Earnings .....................................    2

  Consolidated Statement of Stockholders' Equity ..........................    3

  Consolidated Statements of Cash Flows ...................................  4-5

  Notes to Consolidated Financial Statements ..............................    6

Item 2.

Management's Discussion and Analysis of Financial Condition
  and Results of Operations ............................................... 7-10

PART II

OTHER INFORMATION .........................................................   11

Signatures ................................................................   12

                      Hardin Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                              September 30, 1998  March 31, 1998
                                              ------------------  --------------
                     Assets
                     ------
Cash ........................................    $    885,390      $    556,927
Interest bearing deposits ...................       9,661,405         3,224,874
Investment securities:
  Held-to-maturity ..........................               0        10,000,000
  Available-for-sale ........................      32,768,917        22,656,010
Mortgage-backed securities:
  Held-to-maturity ..........................               0        10,995,511
  Available-for-sale ........................      17,326,285         8,019,725
Loans receivable, net .......................      67,277,905        61,273,984
Accrued interest receivable on:
  Investment securities .....................         319,647           359,601
  Mortgage-backed securities ................         120,441           133,459
  Loans receivable ..........................         457,214           395,138
Premises and equipment ......................       1,842,955         1,725,383
Stock in Federal Home Loan Bank (FHLB)
  of Des Moines, at cost ....................       1,975,000         1,475,000
Prepaid expenses and other assets ...........         361,390           276,492
                                                 ------------      ------------
Total assets ................................    $132,996,549      $121,092,104
                                                 ============      ============

      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities:
  Deposits ..................................    $ 78,766,896      $ 76,884,462
  Advances from borrowers for property
    taxes and insurance .....................         537,889           264,317
  Advances from FHLB ........................      39,000,000        29,500,000
  Accrued interest payable ..................          61,796            56,149
  Income taxes payable:
    Current .................................         165,097           323,520
    Deferred ................................          71,807            15,000
  Accrued expenses and other liabilities ....         702,823           571,084
                                                 ------------      ------------
Total liabilities ...........................     119,306,308       107,614,532
                                                 ------------      ------------
Stockholders' equity:
  Common stock, $.01 par value; 3,500,000
    shares authorized, 1,058,000 shares
    issued ..................................          10,580            10,580
  Serial preferred stock, $.01 par value;
    500,000 shares authorized, none issued
    or outstanding ..........................               0                 0
  Additional paid in capital ................      10,165,436        10,165,436
  Retained earnings .........................       7,690,346         7,482,320
  Unrealized loss on available for sale
    securities, net .........................          (1,600)          (98,326)
  Unearned employee stock ownership plan ....        (518,280)         (518,280)
  Deferred recognition and retention plan ...        (282,902)         (327,011)
  Treasury stock (241,608 and 234,440,
    shares at cost, respectively) ...........      (3,373,339)       (3,237,147)
                                                 ------------      ------------
Total stockholders' equity ..................      13,690,241        13,477,572
                                                 ------------      ------------
Total liabilities and stockholders' equity ..    $132,996,549      $121,092,104
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                           Three months ended         Six months ended
                                              September 30              September 30
                                        -----------------------   -----------------------
                                           1998         1997         1998         1997
                                        ----------   ----------   ----------   ----------
Interest income:
  Loans receivable ..................   $1,358,504   $1,175,879   $2,665,755   $2,327,986
  Mortgage-backed securities ........      263,860      285,801      547,337      599,186
  Investment securities .............      575,237      462,610    1,144,698      858,232
  Other .............................       93,168      118,478      157,824      211,995
                                        ----------   ----------   ----------   ----------
Total interest income ...............    2,290,769    2,042,768    4,515,614    3,997,399
                                        ----------   ----------   ----------   ----------
Interest expense:
  Deposits ..........................      982,176      968,214    1,962,381    1,884,784
  FHLB advances .....................      546,847      318,369    1,004,901      610,320
                                        ----------   ----------   ----------   ----------
Total interest expense ..............    1,529,023    1,286,583    2,967,282    2,495,104
                                        ----------   ----------   ----------   ----------
Net interest income .................      761,746      756,185    1,548,332    1,502,295
Provision for loan losses ...........       16,200       15,577       31,200       54,577
                                        ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses ...................      745,546      740,608    1,517,132    1,447,718
                                        ----------   ----------   ----------   ----------
Non-interest income:
  Service charges ...................       90,556       29,757      167,659       54,389
  Loan servicing fees ...............        8,071        8,184       16,050       16,337
  Gain on sale of loans held for sale            0       13,958       14,998       16,442
  Gain on sale of real estate owned .            0            0            0        4,105
  Gain on sale of investments and
    mortgage-backed securities ......      118,444        5,391      131,046       49,822
  Other .............................       37,345       21,972       54,738       51,970
                                        ----------   ----------   ----------   ----------
Total non-interest income ...........      254,416       79,262      384,491      193,065
                                        ----------   ----------   ----------   ----------
Non-interest expense:
  Compensation and benefits .........      332,194      335,743      657,917      595,774
  Occupancy and equipment ...........       61,544       32,529      118,780       62,176
  Federal insurance premiums ........       11,734       11,048       23,676       22,061
  Data processing ...................       48,922       25,547       83,918       49,334
  Real estate owned .................            0          363            0        1,406
  Other .............................      164,271      133,082      347,804      262,546
                                        ----------   ----------   ----------   ----------
Total non-interest expense ..........      618,665      538,312    1,232,095      993,297
                                        ----------   ----------   ----------   ----------
Earnings before income taxes ........      381,297      281,558      669,528      647,486

Income tax expense ..................      137,186      103,857      239,779      239,069
                                        ----------   ----------   ----------   ----------
Net earnings ........................   $  244,111   $  177,701   $  429,749   $  408,417
                                        ==========   ==========   ==========   ==========
Net earnings per share:
  Basic .............................   $     0.32   $     0.22   $     0.56   $     0.51
                                        ==========   ==========   ==========   ==========
  Diluted ...........................         0.31         0.22         0.54         0.50
                                        ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                   For the Six Months Ended September 30, 1998
                                   (Unaudited)


                                                                                   Unearned
                                                                    Unrealized     Employee
                                          Additional              Gain or (loss)    Stock                                  Total
                                 Common    Paid-in     Retained         on        Ownership    Deferred     Treasury   Stockholders'
                                  Stock    Capital     Earnings  Securities, net     Plan         RRP         Stock       Equity
                                 ------   ----------   --------  ---------------  ---------    --------     --------   -------------
Balance at March 31, 1998 ....  $10,580   10,165,436  7,482,320      (98,326)     (518,280)    (327,011)  (3,237,147)    13,477,572
Net earnings .................        0            0    429,749            0             0            0            0        429,749
Change in net unrealized loss
  on securities available
  for sale, net of tax .......        0            0          0       96,726             0            0            0         96,726
Repurchase of common stock ...        0            0          0            0             0            0     (136,192)      (136,192)
Amortization of recognition
  and retention plan .........        0            0          0            0             0       44,109            0         44,109
Dividends declared ...........        0            0   (221,723)           0             0            0            0       (221,723)
                                -------   ----------  ---------      -------      --------     --------   ----------     ----------
Balance at September 30, 1998   $10,580   10,165,436  7,690,346       (1,600)     (518,280)    (282,902)  (3,373,339)    13,690,241
                                =======   ==========  =========      =======      ========     ========   ==========     ==========

See accompanying notes to consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                              1998            1997
                                                          ------------    -----------
Operating Activities:
Net Earnings ..........................................   $    429,749   $    408,417
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for losses on loans .....................         31,200         54,577
    Depreciation ......................................         65,183         32,864
    Premium accretion and amortization
      of discounts and deferred loan fees, net ........       (182,644)        46,366
    Net (gain)/loss on sale of loans and
      investment and mortgage-backed securities .......       (146,044)       (66,264)
    Gain on real estate owned .........................              0         (4,105)
    Proceeds from sale of loans .......................        590,680              0
    Origination of loans held for sale ................     (1,896,140)             0
    Amortization of deferred Recognition
      and Retention Plan (RRP) ........................         44,109         42,344
    Changes in asset and liabilities:
      Interest receivable .............................         (9,104)       (11,628)
      Other assets ....................................        (84,898)        (2,707)
      Accrued interest payable ........................          5,647         42,350
      Accrued expense and other liabilities ...........        131,373        228,728
      Income taxes payable ............................       (158,423)        63,405
                                                          ------------    -----------
Net cash (used in) provided by operating activities ...     (1,179,312)       834,347
                                                          ------------    -----------
Investing Activities:
  Net increase in loans receivable ....................     (5,094,015)    (2,930,008)
  Purchase of loans receivable ........................              0       (340,000)
  Proceeds from sales of loans ........................        371,770              0
  Principal payments on mortgage-backed and
    related securities:
      Available-for-sale ..............................      1,324,085        449,793
      Held-to-maturity ................................      1,026,694      1,067,333
  Purchase of mortgage-backed securities:
      Available-for-sale ..............................              0     (7,819,121)
  Proceeds from sales of mortgage-backed securities ...              0      4,895,433
  Purchase of investment securities available-for-sale     (16,117,348)   (15,649,312)
  Proceeds from maturities of investment securities:
      Available-for-sale ..............................      8,000,000      9,148,589
  Proceeds from sales of investment securities ........      7,817,418        488,370
  Purchase of stock in FHLB of Des Moines .............       (500,000)      (375,000)
  Purchase of real estate owned .......................              0         (8,272)
  Proceeds from sales of real estate owned ............              0        107,515
  Purchase of office properties and equipment .........       (182,755)      (135,374)
                                                          ------------    -----------
Net cash (used in) investing activities ...............   $ (3,354,151)  $(11,100,054)
                                                          ------------    -----------

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                              1998            1997
                                                          ------------    -----------
Financing Activities:
  Net increase in savings deposits ....................      1,882,434      5,626,288
  Proceeds from FHLB advances .........................     15,000,000     17,500,000
  Repayments of FHLB advances .........................     (5,500,000)   (10,000,000)
  Net increase in advances from borrowers for
    taxes and insurance ...............................        273,572        221,527
  Payment of dividends ................................       (221,357)      (189,059)
  Purchase of treasury stock ..........................       (136,192)             0
                                                          ------------    -----------
Net cash provided by financing activities .............     11,298,457     13,158,756
                                                          ------------    -----------

Increase in cash ......................................      6,764,994      2,893,049

Cash at beginning of period ...........................      3,781,801      4,265,909
                                                          ------------    -----------
Cash at end of period .................................     10,546,795      7,158,958
                                                          ------------    -----------
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ..........................................   $  2,961,635     $2,452,754
    Income taxes, net of refunds ......................   $    398,202     $  175,664
Non-cash investing and financing:
  Dividends declared and payable ......................   $    122,459     $  103,123
  Transfer of investment and mortgage-backed securities
    from held-to-maturity to available-for-sale .......   $ 19,951,798     $        0

See accompanying notes to consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's Annual Report for the year ended March 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the six month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The March 31, 1998 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2)  Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares (stock options) outstanding during the period. All 1997 per share data has been restated to reflect the adoption of SFAS No. 128, "Earnings per Share".

     The shares used in the calculation of basic and diluted earnings per share are shown below:

                                          For the three months ended   For the six months ended
                                                 September 30                September 30
                                          --------------------------   ------------------------
                                                1998       1997             1998       1997
                                              -------    -------          -------    -------
Basic weighted average shares ...........     761,216    795,680          762,352    795,680
Common stock equivalents/stock options ..      30,716     27,629           34,134     22,687
                                              -------    -------          -------    -------
Diluted weighted average shares .........     791,932    823,309          796,486    818,367
                                              =======    =======          =======    =======

(3)  Comprehensive Income

     On April 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available-for-sale securities.

                                          For the three months ended   For the six months ended
                                                 September 30                September 30
                                          --------------------------   ------------------------
                                               1998        1997            1998        1997
                                             --------    --------        --------    --------
Net income ..............................    $244,000    $178,000        $430,000    $408,000
Change in unrealized security loss, net .      64,000      44,000          97,000      66,000
                                             --------    --------        --------    --------
Comprehensive income ....................    $308,000    $222,000        $527,000    $474,000
                                             ========    ========        ========    ========

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


FINANCIAL CONDITION
-------------------

Consolidated assets of Hardin Bancorp, Inc. were $132,996,549 as of September 30, 1998, as compared to $121,092,104 on March 31, 1998, an increase of $11,904,445. An increase in deposits of $1,882,434 and an increase in advances from the Federal Home Loan Bank of Des Moines in the amount of $9,500,000 primarily funded the increase.

The 9.8% increase in total assets for the six months ended September 30, 1998 is in accordance with the Company's growth objectives. The funds were used to purchase investment securities, interest bearing deposits and to fund loan growth.

Loans receivable, net, increased to $67,277,905 on September 30, 1998 from $61,273,984 on March 31, 1998, an increase of $6,003,921. Mortgage-backed securities decreased $1,688,951 to $17,326,285 on September 30, 1998, from $19,015,236 on March 31, 1998. The decrease in mortgage-backed securities and the increase in loans reflect the Bank's plan to increase the loan portfolio and decrease mortgage-backed securities to improve the overall yield on interest earning assets.

Cash, interest bearing deposits and investment securities increased $6,877,901 from $36,437,811 on March 31, 1998, to $43,315,712 on September 30, 1998. The
increase was primarily funded by an increase in savings deposits and FHLB advances.

Deposits totaled $78,766,896 on September 30, 1998, an increase of $1,882,434 from $76,884,462 on March 31, 1998. The increase in deposits is primarily due to a successful special certificate of deposit promotion and the Bank's high performance checking account program.

Stockholders' equity was $13,690,241 at September 30, 1998, compared to $13,477,572 at March 31, 1998. The small change in stockholders' equity was the result of net retained earnings, which was partially offset by a reduction in deferred recognition and retirement plan, unrealized loss on available-for-sale securities, net and the acquisition of 7,168 shares of treasury stock at an aggregate purchase price of $136,192 or $19.00 per share.


RESULTS OF OPERATIONS
---------------------

Net earnings for the Company's quarter ended September 30, 1998 were $244,111 compared to $177,701 for the comparable quarter in 1997. The increase in earnings was due to an increase in total non-interest income, primarily due to increased service charges and gains on sales of investments and mortgage-backed securities, which were partially offset by an increase in total non-interest expense.

Basic earnings per share for the quarter ended September 30, 1998 were $0.32 per share while diluted earnings per share were $0.31. Basic earnings per share were calculated based on 761,216 average shares outstanding and diluted earnings per share were calculated based on 791,732 average shares outstanding. Basic and diluted earnings per share for the comparable quarter ended September 30, 1997 were $0.22. Basic earnings per share were calculated based on 795,680 average shares outstanding and diluted earnings per share were calculated based on 823,309 average shares outstanding.

Net interest income after provision for loan losses for the quarter ended September 30, 1998 was $745,546 compared to $740,608 for the quarter ended September 30, 1997, an increase of $4,938. This increase was a result of interest income increasing $248,001 from $2,042,768 in 1997 to $2,290,769 in 1998 while interest expense increased $242,440 from $1,286,583 in 1997 to $1,529,023 in 1998. The increases in interest income and interest expense are both due to increases in the average balance of interest-earning assets and interest-bearing liabilities.

Non-interest income increased from $79,262 for the quarter ended September 30, 1997 to $254,816 for the quarter ended September 30, 1998. Service charge income increased by $60,799 and gains realized on the sale of investments and mortgage-backed securities increased by $113,053.

The Company's non-interest expense for the three months ended September 30, 1998 was $618,665 compared to $538,312 for the comparable quarter in 1997. The increase was due to higher occupancy and equipment expense and data processing expense related to the opening of the new branch office in Richmond. Other non-interest expense increased from $133,082 for the quarter ended September 30, 1997 to $164,271 for the quarter ended September 30, 1998. The increase was primarily due to marketing expenses related to the Bank's high performance checking account program in an attempt to increase checking accounts.

Net earnings for the six months ended September 30, 1998, were $429,749 compared to $408,417 for the six months ended September 30, 1997, an increase of $21,332. The increase is related to net interest income after provision for loan losses, an increase of non-interest income, partially offset by an increase in total non-interest expense.

Net interest income after provision for loan losses for the six month period ended September 30, 1998 was $1,517,132 compared to $1,447,718 for the six month period ended September 30, 1997, an increase of $69,414. The increase was due to an increase in interest earning assets.

Non-interest income for the six months ended September 30, 1998, was $384,491 compared to $193,065 for the six month period a year earlier, an increase of $191,426. The increase was due to an increase in service charge income and gains on the sale of investments and mortgage-backed securities.

The Company's non-interest expense for the six months ended September 30, 1998 was $1,232,095, compared to $993,297 for the six month period ended September 30, 1997, an increase of $238,798. The increase was due to an increase in compensation and benefits, occupancy and equipment expense, data processing expense and other non-interest expense primarily related to the opening of a new branch office in Richmond, Missouri, on March 30, 1998, and marketing expenses related to the Bank's high performance checking account program.

Income tax expense for the six months ended September 30, 1998, was $239,779 compared to $239,069 for the similar period in 1997. The increase was due to slightly higher earnings before taxes in 1998.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience, and independent analysis. The provision for loan losses for the three months ended September 30, 1998, was $16,200 and for the six months ended September 30, 1998, was $31,200. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.


NON-PERFORMING ASSETS
---------------------

On September 30, 1998, non-performing assets were $193,530 compared to $231,577 on March 31, 1998. On September 30, 1998, the Bank's allowance for loan losses was $278,910, or 144% of non-performing assets compared to $247,710, or 107% on March 31, 1998.

Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

The allowance for loan losses was .41% of total loans as of September 30, 1998 compared to .40% at March 31, 1998.


CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of September 30, 1998.

                                  Actual           Required           Excess
                              Amount/Percent    Amount/Percent    Amount/Percent
                              --------------    --------------    --------------
                                            (Dollars in Thousands)

Tangible Equity ............  $11,906/09.05%     $2,631/2.00%     $9,275/07.05%

Core Leverage Capital ......  $11,906/09.05%     $5,262/4.00%     $6,644/05.05%

Risk-based Capital .........  $12,185/25.20%     $3,869/8.00%     $8,316/17.20%


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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at September 30, 1998 was 49.45%.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank of Des Moines (FHLB) to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1998 and 1997 were $10,546,795 and $7,158,958, respectively. The increase was primarily due to an increase from the sale of investment securities partially offset by a reduction in deposit flows.

Net cash provided by financing activities decreased from $13,158,756 for the six months ended September 30, 1997 compared to $11,298,457 for the six months ended September 30, 1998. The decrease was primarily due to a reduction in net increase in savings deposits of $3.8 million, reduced proceeds from FHLB advances in the amount of $1.5 million, offset by a $4.5 million reduction in repayments of FHLB advances.


RECENT ACCOUNTING DEVELOPMENTS
------------------------------

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, in accordance with the provision of the statement, the Company has chosen to apply the provisions of the statement as of July 1, 1998. At the date of initial application, the Company transferred all of its held-to-maturity securities to the available-for-sale category. Accordingly, all unrealized holding gains or losses at the date of transfer were recognized in a separate component of stockholders' equity and other comprehensive income.


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

The Company's data processor has announced the completion of all mainframe application and personal computer based enhancements required for Year 2000 processing and for testing. The Company will verify the results of testing in the quarter ending December 31, 1998. The Company has incurred costs of approximately $7,000 for testing to date and anticipates only minimal additional costs. The data processor will conduct terminal/network connectivity testing with the Company in the first quarter of 1999. The Company has recently purchased Year 2000 compliant personal computers for the teller system in the current year at a cost of approximately $75,000. Additional costs of approximately $7,000 are anticipated to complete the system. The equipment replaced obsolete teller equipment. The Company estimates the total remaining costs to ensure Year 2000 compliance to be approximately $10,000.

The Company has reviewed the commercial loan portfolio and does not believe there is potential risk of repayment with any of the loans due to the failure of the businesses. The Company's estimate of Year 2000 project costs and dates set forth above by which certain phases of the project are expected to be completed are based on management's best current estimate. Actual results could differ from those estimated. The failure to correct material Year 2000 problems could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the uncertainty inherent in the Year 2000 problem, the Company, at this time, is unable to determine whether the consequences of Year 2000 failure will have a material impact on the Company's results of operations, liquidity and financial condition. The Company believes it will significantly reduce the possibility of significant interruptions or failures with the completion of the Year 2000 project as scheduled.

Hardin Bancorp, Inc. continues to make progress toward Year 2000 compliancy and has contingency plans, which include converting to another currently compliant platform of the present data processor or operating on a manual basis, should other third party vendors prove non-compliant.

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

          None.


Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On July 23, 1998, the annual meeting of stockholders was held at Hardin Federal Savings Bank, located at 200 North Spartan Drive, Richmond, Missouri.

          The meeting was conducted with a quorum present in person, or by proxy. Matters, which were submitted to and approved by a majority of stockholders, were as follows:

          1. The election of three directors of the Company for three year terms. David K. Hatfield received 726,572 votes for and 10,263 votes were withheld. William L. Homan received 727,222 votes for, and 9,613 votes were withheld. W. Levan Thurman received 726,572 votes for, and 10,263 votes were withheld.

          2. The ratification of the appointment of KPMG Peat Marwick LLP as the auditors of the Company for the fiscal year ending March 31, 1999. Votes for KPMG Peat Marwick LLP were 712,066, votes against were 4,569 and votes abstaining were 5,200.


Item 5.   Other Information
          -----------------

          On September 17, 1998, the Company's Board of Directors authorized the purchase of 81,639 shares of the Company's common stock to be acquired over the next twelve months and notified the Office of Thrift Supervision (OTS) in compliance with OTS regulations.

          As of September 30, 1998, the Company held 241,608 shares of it common stock as treasury stock at an aggregate purchase price of $3,373,339.

          On September 17, 1998 the Board of Directors declared a $.15 per share cash dividend to all stockholders of record on October 2, 1998, payable on October 16, 1998.


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



Date:  November 16, 1998                /s/  Robert W. King
       -----------------                     -----------------------------------
                                             Robert W. King, President and Chief
                                             Executive Officer (Duly Authorized
                                             Officer)



Date:  November 16, 1998                /s/  Karen K. Blankenship
       -----------------                     -----------------------------------
                                             Karen K. Blankenship, Senior Vice
                                             President and Secretary (Principal
                                             Accounting Officer)