Form 10QSB
period 1998-12-31
HARDIN BANCORP INC
filed 1999-02-16
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

     Yes (X)       No (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                      Outstanding at December 31, 1998
     ---------------------------           --------------------------------
     Common stock, .01 par value                        739,492

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

                      Hardin Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                              December 31, 1998   March 31, 1998
                                              -----------------   --------------
                   Assets
                   ------
Cash ........................................   $    954,714       $    556,927
Interest bearing deposits ...................      4,408,887          3,224,874
Investment securities:
  Held-to-maturity ..........................              0         10,000,000
  Available-for-sale ........................     36,463,072         22,656,010
Mortgage-backed securities:
  Held-to-maturity ..........................              0         10,995,511
  Available-for-sale ........................     16,237,131          8,019,725
Loans receivable, net .......................     67,055,955         61,273,984
Accrued interest receivable on:
  Investment securities .....................        230,601            359,601
  Mortgage-backed securities ................        111,094            133,459
  Loans receivable ..........................        462,044            395,138
Premises and equipment ......................      1,831,124          1,725,383
Stock in Federal Home Loan Bank (FHLB)
  of Des Moines, at cost ....................      1,975,000          1,475,000
Prepaid expenses and other assets ...........        383,267            276,492
                                                ============       ============
Total assets ................................   $130,112,889       $121,092,104
                                                ============       ============

    Liabilities and Stockholders' Equity
    ------------------------------------
Liabilities:
  Deposits ..................................   $ 81,560,439       $ 76,884,462
  Advances from borrowers for property
    taxes and insurance .....................        142,748            264,317
  Advances from FHLB ........................     35,000,000         29,500,000
  Accrued interest payable ..................         66,100             56,149
  Income taxes payable:
    Current .................................        262,982            323,520
    Deferred ................................        (92,115)            15,000
  Accrued expenses and other liabilities ....        765,744            571,084
                                                ------------       ------------
Total liabilities ...........................    117,705,898        107,614,532
                                                ------------       ------------
Stockholders' equity:
  Common stock, $.01 par value; 3,500,000
    shares authorized, 1,058,000 shares
    issued ..................................         10,580             10,580

  Serial preferred stock, $.01 par value;
    500,000 shares authorized, none issued
    or outstanding ..........................              0                  0
  Additional paid in capital ................     10,165,436         10,165,436
  Retained earnings .........................      7,980,161          7,482,320
  Accumulated other comprehensive loss ......       (286,351)           (98,326)
  Unearned employee stock ownership plan ....       (518,280)          (518,280)
  Deferred recognition and retention plan ...       (260,554)          (327,011)
  Treasury stock (318,508 and 234,440,
    shares at cost, respectively) ...........     (4,684,001)        (3,237,147)
                                                ------------       ------------
Total stockholders' equity ..................     12,406,991         13,477,572

                                                ============       ============
Total liabilities and stockholders' equity ..   $130,112,889       $121,092,104
                                                ============       ============

See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                                   (Unaudited)


                                              Three months ended        Nine months ended
                                                 December 31               December 31
                                            ----------------------   -----------------------
                                               1998        1997         1998        1997
                                               ----        ----         ----        ----
Interest income:
     Loans receivable ..................   $1,360,212   $1,216,168   $4,025,967   $3,544,154
     Mortgage-backed securities ........      242,204      314,122      789,541      913,308
     Investment securities .............      465,084      453,297    1,609,782    1,311,529
     Other .............................      150,108      117,974      307,932      329,969
                                           ----------   ----------   ----------   ----------
Total interest income ..................    2,217,608    2,101,561    6,733,222    6,098,960
                                            ---------    ---------    ---------    ---------

Interest expense:
     Deposits ..........................      980,127      981,643    2,942,508    2,866,427
     FHLB advances .....................      518,990      362,986    1,523,891      973,306
                                           ----------   ----------   ----------   ----------
Total interest expense .................    1,499,117    1,344,629    4,466,399    3,839,733
                                            ---------    ---------    ---------    ---------
Net interest income ....................      718,491      756,932    2,266,823    2,259,227
Provision for loan losses ..............       18,800       24,094       50,000       78,671
                                               ------       ------       ------       ------
et interest income after provision
     for loan losses ...................      699,691      732,838    2,216,823    2,180,556
                                              -------      -------    ---------    ---------
Non-interest income:
     Service charges ...................      129,933       39,190      297,592       93,579
     Loan servicing fees ...............        5,571        9,718       21,621       26,055
     Gain on sale of loans held for sale       75,063       23,877       90,061       40,319
     Gain on sale of real estate owned .            0        1,553            0        5,658
     Gain on sale of investments and
         mortgage-backed securities ....      318,750       15,482      449,796       65,304
     Other .............................       42,488       36,949       97,226       88,919
                                           ----------   ----------   ----------   ----------
Total non-interest income ..............      571,805      126,769      956,296      319,834
                                              -------      -------      -------      -------

Non-interest expense:
     Compensation and benefits .........      349,178      253,285    1,007,095      829,459
     Occupancy and equipment ...........       57,618       37,781      176,398       99,957
     Federal insurance premiums ........       11,507       11,747       35,183       33,808
     Data processing ...................       40,298       27,304      124,216       76,638
     Other .............................      185,169      183,797      532,973      467,349
                                           ----------   ----------   ----------   ----------
Total non-interest expense .............      643,770      513,914    1,875,865    1,507,211
                                              -------      -------    ---------    ---------

Earnings before income taxes ...........      627,726      345,693    1,297,254      993,179
Income tax expense .....................      227,884      126,267      467,663      365,336
                                           ----------   ----------   ----------   ----------
Net earnings ...........................   $  399,842   $  219,426   $  829,591   $  627,843
                                           ==========   ==========   ==========   ==========
Net earnings per share:
     Basic .............................   $     0.58   $     0.29   $     1.12   $     0.80
                                           ==========   ==========   ==========   ==========
     Diluted ...........................         0.55         0.28         1.07         0.78
                                                 ====         ====         ====         ====


See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                   For the Nine Months Ended December 31, 1998
                                   (Unaudited)

                                                                  Unrealized        Unearned
                                         Additional              Gain or (loss)     Employee                             Total
                                 Common   Paid-in      Retained       on             Stock       Deferred   Treasury  Shareholders'
                                  Stock   Capital      Earnings  Securities, net Ownership Plan    RRP       Stock       Equity
                                  -----   -------      --------  --------------- --------------  --------    -----       ------
Balance at  March 31, 1998 ....  $10,580 10,165,436   7,482,320     (98,326)       (518,280)    (327,011) (3,237,147)  13,477,572
Comprehensive income:
     Net earnings .............        0          0     829,591           0               0            0           0      829,591
Change in net unrealized
 loss on securities
 available for sale, net of tax        0          0           0    (188,025)              0            0           0     (188,025)
                                  ------ ---------- -----------    --------        --------  -----------  ----------  -----------
     Total comprehensive income        0          0     829,591    (188,025)              0            0           0      641,566
                                  ------ ---------- -----------    --------        --------  -----------  ----------  -----------
Purchase of 84,068 shares of
 treasury stock ...............        0          0           0           0               0            0  (1,446,854)  (1,446,854)
Amortization of recognition
 and retention plan ...........        0          0           0           0               0       66,457           0       66,457
Dividends declared ............        0          0    (331,750)          0               0            0           0     (331,750)
                                  ====== ========== ===========    ========        ========  ===========  ==========  ===========
Balance at December  31, 1998 .   10,580 10,165,436   7,980,161    (286,351)       (518,280)    (260,554) (4,684,001)  12,406,991
                                  ====== ========== ===========    ========        ========  ===========  ==========  ===========



See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          Nine Months Ended December 31
                                   (Unaudited)



                                                       1998              1997
                                                   ------------      -----------
Operating Activities:
Net Earnings ...................................   $    829,591         627,843
Adjustments to reconcile net earnings
 to net cash provided by operating
  activities:
    Provision for losses on loans ..............         50,000          78,671
    Depreciation ...............................         97,819          49,358
    Premium accretion and amortization
       of discounts and deferred loan fees, net        (171,741)         68,150
    Net gain on sale of loans and investment
       and mortgage-backed securities ..........       (539,857)       (105,623)
    Gain on real estate owned ..................              0          (5,658)
    Proceeds from sale of loans ................      3,485,600               0
    Origination of loans held for sale .........     (3,204,865)              0
    Amortization of deferred Recognition
       and Retention Plan (RRP) ................         66,457          63,516
    Changes in asset and liabilities:
          Interest receivable ..................         84,459        (203,954)
          Other assets .........................       (106,775)         (7,125)
          Accrued interest payable .............          9,951          43,610
          Accrued expense and other liabilities         206,726         198,272
          Income taxes payable .................        (60,538)        123,983
                                                   ------------    ------------
Net cash (used in) provided by
 operating activities ..........................        746,827         931,043
                                                   ------------    ------------

Investing Activities:
 Net increase in loans receivable ..............     (6,034,725)     (4,400,198)
 Purchase of loans receivable ..................              0      (1,072,050)
 Principal payments on mortgage-backed &
  related securities:
    Available-for-sale .........................      4,186,148       5,652,390
    Held-to-maturity ...........................      1,026,694       1,629,717
 Purchase of available-for-sale mortgage-
  backed securities ............................              0      (7,819,121)
 Proceeds from sales of available-for-sale
    mortgage-backed securities .................              0       4,895,433
 Purchase of available-for-sale
   investment securities .......................    (32,244,489)    (22,559,088)
 Proceeds from maturities of available-for-sale
   investment securities .......................      8,000,000      12,650,000
 Proceeds from sales of available for sale
    investment securities ......................     18,341,167       3,077,897
 Purchase of stock in FHLB of Des Moines .......       (500,000)       (375,000)
 Proceeds from sales of real estate owned ......              0         117,340
 Purchase of office properties and equipment ...       (203,560)       (634,293)
                                                   ------------    ------------
Net cash used in investing activities ..........     (7,428,765)     (8,836,973)
                                                   ------------    ------------

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                       1998             1997
                                                    -----------    -------------
Financing Activities:
  Net increase in savings deposits .............      4,675,977       6,441,352
  Proceeds from FHLB advances ..................     18,000,000      20,500,000
  Repayments of FHLB advances ..................    (12,500,000)    (15,000,000)
  Net decrease in advances from borrowers for
     taxes and insurance .......................       (121,569)       (162,366)
  Payment of dividends .........................       (343,816)       (292,183)
  Purchase of treasury stock ...................     (1,446,854)       (641,745)
                                                    -----------    ------------
Net cash provided by financing activities ......      8,263,738      10,845,058
                                                    -----------    ------------

Increase in cash ...............................      1,581,800       2,939,128

Cash at beginning of period ....................      3,781,801       4,265,909
                                                    -----------    ------------
Cash at end of period ..........................    $ 5,363,601       7,205,037
                                                    ===========    ============

Supplemental disclosure of cash flow
information: Cash paid for:
     Interest ..................................   $  4,456,448       3,796,123
     Income taxes, net of refunds ..............   $    528,201         241,353
Non-cash investing and financing:
  Loans transferred to real estate owned .......              0           8,272
  Dividends declared and payable ...............   $    118,319          98,827
  Transfer of investment and mortgage-backed
    securities from held-to-maturity to
    available-for-sale .........................   $ 19,951,798               0


See accompanying notes to unaudited consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's Annual Report for the year ended March 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the nine month period ended December 31, 1998 is not necessarily indicative of the results, which may be expected for the entire year. The March 31, 1998 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

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

     The shares used in the calculation of basic and diluted earnings per share are shown below:

                                        For the three           For the nine
                                         months ended           months ended
                                          December 31            December 31
                                     -------------------    --------------------
                                       1998         1997      1998        1997
                                       ----         ----      ----        ----
     Basic weighted average
      shares ...................     691,546     765,591     738,664     781,389
     Common stock equivalents/
      stock options ............      30,833      32,218      33,059      27,629
                                     -------     -------     -------     -------
     Diluted weighted average
      shares ...................     722,379     797,809     771,723     809,018
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


                                       For the three           For the nine
                                       months ended            months ended
                                        December 31             December 31
                                   --------------------    ---------------------
                                     1998         1997        1998        1997
                                     ----         ----        ----        ----
     Unrealized holding gains
      (losses) ...............    (129,924)      89,814     154,655      243,941
     Less: reclassification
      adjustment for gains
      included in net income .     318,750       15,482     449,796       65,304
                                  --------     --------    --------     --------
     Net unrealized gains
      (losses) on securities .    (448,674)      74,332    (295,141)     178,637
     Income tax expense
      (benefit) ..............    (163,923)      27,503    (107,116)      65,676
                                  --------     --------    --------     --------
     Other comprehensive
      income (loss) ..........    (284,751)      46,829    (188,025)     112,961
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

FINANCIAL CONDITION

Consolidated assets of Hardin Bancorp, Inc. were $130,112,889 as of December 31, 1998, as compared to $121,092,104 on March 31, 1998, an increase of $9,020,785.
An increase in deposits of $4,675,977 and an increase in advances from the Federal Home Loan Bank of Des Moines in the amount of $5,500,000 primarily funded the increase.

Loans receivable, net, increased to $67,055,955 on December 31, 1998 from $61,273,984 on March 31, 1998, an increase of $5,781,971. Mortgage-backed securities decreased $2,778,105 to $16,237,131 on December 31, 1998, from $19,015,236 on March 31, 1998. The decrease in mortgage-backed securities and the increase in loans reflect the Bank's plan to increase the loan portfolio and decrease mortgage-backed securities to improve the overall yield on interest earning assets.

Cash, interest bearing deposits and available for sale investment securities increased $5,388,862 from $36,437,811 on March 31, 1998, to $41,826,673 on
December 31, 1998. The increase was primarily funded by an increase in savings deposits and FHLB advances.

Deposits totaled $81,560,439 on December 31, 1998, an increase of $4,675,977 from $76,884,462 on March 31, 1998. The increase in deposits is primarily due to an increase in checking and savings accounts.

Stockholders' equity was $12,406,991 on December 31, 1998, compared to $13,477,572 on March 31, 1998. The change in stockholders' equity was the result of net earnings, which was offset by a reduction in deferred recognition and retention plan, an increase in unrealized loss on available-for-sale securities, net and the acquisition of 84,068 shares of treasury stock at an aggregate purchase price of $1,446,854 or $17.21 per share.

RESULTS OF OPERATIONS

Net earnings for the Company's quarter ended December 31, 1998 were $399,842 compared to $219,426 for the comparable quarter in 1997. The increase in earnings was due to an increase in total non-interest income, primarily due to increased service charges and an increase in gains on sales of investment securities, mortgage-backed securities and loans. These increases were partially offset by an increase in total non-interest expense.

Net  interest  income  after  provision  for loan losses for the  quarter  ended
December 31, 1998 was $699,691 compared to $732,838 for the quarter ended December 31, 1997, a decrease of $33,147. The decrease was a result of interest income increasing $116,047 from $2,101,561 in 1997 to $2,217,608 in 1998, while interest expense increased $154,488 from $1,344,629 in 1997 to $1,499,117 in 1998. The decrease in net interest income after provision for loan losses was a result of a decrease in rates received on interest earning assets, while the cost of interest bearing liabilities declined at a slower rate.

Non-interest income increased from $126,769 for the quarter ended December 31, 1997 to $571,805 for the quarter ended December 31, 1998. The increase was due to an increase in fee income and an increase in gains on the sale of investments, mortgage-backed securities and loans. Fee income increased as a result of a significant increase in transaction accounts, and gains were realized on the sale of a portion of the Bank's long term, fixed rate investments and loans.

The Company's non-interest expense for the three months ended December 31, 1998 was $643,770 compared to $513,914 for the comparable quarter in 1997. The increase was due to an increase in compensation and benefits, occupancy and equipment expense and data processing expense related to the opening of the new branch office in Richmond.

Income tax expense for three months ended December 31, 1998 was $227,884 compared to $126,267 for the similar period in 1997. The effective tax rates for the three months ended December 31, 1998 was 36.3% compared to 36.5% for the three months ended December 31, 1997.

Net earnings for the nine months ended December 31, 1998, were $829,591 compared to $627,843 for the nine months ended December 31, 1997, an increase of $201,748. The increase is primarily due to increases in non-interest income, partially offset, by an increase in total non-interest expense.

Net interest income after provision for loan losses for the nine month period ended December 31, 1998 was $2,216,823 compared to $2,180,556 for the nine month period ended December 31, 1997, an increase of $36,267. The increase was due to an increase in total interest earning assets, while the Bank's net interest margin declined.

Non-interest income for the nine months ended December 31, 1998, was $956,296 compared to $319,834 for the nine month period a year earlier, an increase of $636,462. The increase was due to an increase in service charges and an increase in gains on the sale of investments, mortgage-backed securities and loans.

The Company's non-interest expense for the nine months ended December 31, 1998 was $1,875,865, compared to $1,507,211 for the nine months ended December 31, 1997, an increase of $368,654. The increase was due to an increase in compensation and benefits, occupancy and equipment expense, data processing expense and other non-interest expense primarily related to the opening of a new branch office in Richmond, Missouri, on March 30, 1998, as well as marketing expenses related to the Bank's high performance checking account program.

Income tax expense for the nine months ended December 31, 1998, was $467,663 compared to $365,336 for the similar period in 1997. The increase was due to an increase in earnings before taxes in 1998. The effective tax rates for the nine months ended December 31, 1998 was 36.1% compared to 36.8% for the nine months ended December 31, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience, and independent analysis. The provision for loan losses for the three months ended December 31, 1998, was $18,800 and for the nine months ended December 31, 1998, was $50,000. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NON-PERFORMING ASSETS

On December 31, 1998, non-performing assets were $200,565 compared to $231,577 on March 31, 1998. On December 31, 1998, the Bank's allowance for loan losses was $296,756, or 148% of non-performing assets compared to $247,710, or 107% on March 31, 1998.

Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

The allowance for loan losses was .44% of total loans as of December 31, 1998 compared to .40% at March 31, 1998.

CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (OTS) regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital as of December 31, 1998.

                                Actual           Required            Excess
                            Amount/Percent    Amount/Percent     Amount/Percent
                            --------------    --------------     --------------
                                         (Dollars in Thousands)

Tangible Equity .........   $11,826/ 9.10%     $2,602/2.00%      $9,224/ 7.10%

Core Leverage Capital ...   $11,826/ 9.10%     $5,205/4.00%      $6,621/ 5.10%

Risk-based Capital ......   $12,123/21.39%     $4,422/8.00%      $7,701/13.39%

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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at December 31, 1998 was 49.66%.

In light of the competition for deposits, the Bank may utilize the funding sources of the Federal Home Loan Bank of Des Moines (FHLB) to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended December 31, 1998 and 1997 were $5,363,601 and $7,205,037, respectively. The decrease was primarily due to a decrease in the sale of investment securities.

Net cash provided by financing activities decreased from $10,845,058 for the nine months ended December 31, 1997 compared to $8,263,738 for the nine months ended December 31, 1998.

RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, the

Company has chosen to apply the provisions of the statement as of July 1, 1998. At the date of initial application, the Company transferred all of its held-to-maturity securities to the available-for-sale category. Accordingly, all unrealized holding gains or losses at the date of transfer were recognized in a separate component of stockholders' equity and other comprehensive income.

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

The Company's data processor has announced the completion of all mainframe application and personal computer based enhancements required for Year 2000 processing and for testing. The Company is currently verifying the results of testing. The Company has incurred costs of approximately $7,000 for testing to date and anticipates only minimal additional costs. The data processor will conduct terminal/network connectivity testing with the Company in the first quarter of 1999. The Company has recently purchased Year 2000 compliant personal computers for the teller system in the current year at a cost of approximately $75,000. The equipment replaced obsolete teller equipment. The Company estimates the total remaining costs to ensure Year 2000 compliance to be approximately $10,000.

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

Hardin Bancorp, Inc. continues to make progress toward Year 2000 compliance and has contingency plans, which include converting to another currently compliant platform of the present data processor or operating on a manual basis, should other third party vendors prove non-compliant.

FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
          None.

Item 2.   Changes in Securities
          ---------------------
          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

Item 5.   Other Information
          -----------------
          As of December 31, 1998, the Company held 318,508 shares of its common stock as treasury stock at an aggregate purchase price of $4,684,001.

          On December 17, 1998 the Board of Directors declared a $.16 per share cash dividend to all stockholders of record on January 8, 1999, payable on January 22, 1999.

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

                                                HARDIN BANCORP, INC.
                                                     Registrant



Date: February 16, 1999                      /s/ Robert W. King
      -----------------                      ------------------
                                             Robert W. King, President and Chief
                                             Executive Officer (Duly Authorized
                                             Officer)



Date: February 16, 1999                       /s/ Karen K. Blankenship
      -----------------                       ------------------------
                                              Karen K. Blankenship, Senior Vice
                                              President and Secretary (Principal
                                              Accounting Officer)