Form 10-K
period 1999-03-31
HARDIN BANCORP INC
filed 1999-06-30
CIK 947220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         Commission file number 0-26560

                              HARDIN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      43-1719104
---------------------------------       ----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 2nd and Elm Streets, Hardin, Missouri               64035
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:           (660) 398-4312


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

[X] The registrant's revenues for the fiscal year ended March 31, 1999 were $8.1 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of March 31, 1999, was $11.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 31, 1999, there were 1,058,000 shares issued and 734,753 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and III of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1999.

         Part III of Form 10-KSB - Portions of the Proxy Statement for 1999 Annual Meeting of Stockholders.

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

         Hardin Federal is a federally chartered stock savings bank headquartered in Hardin, Missouri. Hardin Federal was originally chartered under the laws of the State of Missouri in 1914, converted to a federally chartered mutual savings bank in March 1995 and consummated its conversion to a stock savings bank on September 28, 1995. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office and two branch offices, Hardin Federal serves communities located in Ray and Clay Counties, and in surrounding counties, in the State of Missouri. At March 31, 1999, the Company had total assets of $137.1 million, deposits of $83.3 million and total equity of $12.6 million.

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

         The executive office of the Bank is located at 201 Northeast Elm Street, Hardin, Missouri 64035. Its telephone number at that address is (660) 398-4312.

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

Lending Activities

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer, construction, commercial business and land acquisition loans. At March 31, 1999, the Bank's gross loans and mortgage-backed securities outstanding totalled $84.5 of which $54.1 million or 64.0% were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 43.3% were fixed-rate loans, and 20.8% were adjustable-rate loans. At that same date, consumer loans totalled $8.6 million or 10.1% of the Bank's total loan portfolio, construction loans totalled $2.4 million or 2.8% of the Bank's total loan and mortgage-backed securities portfolio, commercial real estate loans totalled $3.0 million or 3.6% of the Bank's total loan and mortgage-backed securities portfolio and land acquisition loans totalled $3.0 million or 3.61% of the Bank's total loan and mortgage-backed securities portfolio.

         The Bank also invests in mortgage-backed securities. At March 31, 1999, mortgage-backed securities totalled $12.6 million. See "--Investment Activities."

         The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At March 31, 1999, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.7 million. At March 31, 1999, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship in loans to one borrower at March 31, 1999 was $1.4 million secured by a loan to develop raw land into residential lots located in Clay County, Missouri. At March 31, 1999, these loans were performing in accordance with their terms.

         Loan Portfolio Composition. The following information sets forth the composition of the Bank's loan portfolio (including mortgage-backed securities) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.

                                                                                At March 31,
                                                          1999                      1998                      1997
                                                 ----------------------    ----------------------    ---------------------
                                                  Amount      Percent           Amount    Percent      Amount      Percent
                                                                           (Dollars in Thousands)
Real Estate Loans:
  One- to four-family..........................  $  54,122      64.04%     $  50,646      60.65%     $  47,473      63.09%
  Land.........................................      3,048       3.61            810        .98            328       0.43
  Commercial...................................      3,031       3.59          2,356       2.82          1,045       1.39
  Construction.................................      2,380       2.81          3,967       4.75          1,619      2.151
                                                 ---------    -------      ---------    -------      ---------     ------
     Total real estate loans...................     62,581      74.05         57,779      69.20         50,465      67.06
                                                 ---------    -------      ---------    -------      ---------     ------
Consumer Loans:
  Consumer Loans:
   Secured by deposits.........................        976       1.15            635        .76            570       0.76
   Automobile..................................      2,008       2.38          1,631       1.95          1,438       1.91
   Home equity.................................      4,338       5.13          3,193       3.82          2,363       3.14
   Home improvement............................        303       0.36            521        .62            689       0.92
   Other consumer loans........................        945       1.12            725        .88            511       0.68
                                                 ---------    -------      ---------    -------      ---------     ------
     Total consumer loans......................      8,570      10.14          6,705       8.03          5,571       7.41
                                                 ---------    -------      ---------    -------      ---------     ------
  Commercial business loans....................        781       0.92             --         --             --         --
                                                 ---------    -------      ---------    -------      ---------     ------
   Total loans receivable......................     71,932      85.11         64,484      77.23         56,036      74.47
                                                 ---------    -------      ---------    -------       --------     ------

Mortgage-Backed Securities:
  GNMA.........................................      1,118       1.32          4,446       5.32          1,815       2.41
  FHLMC........................................      4,158       4.92          5,425       6.50          6,591       8.76
  FNMA.........................................      7,308       8.65          9,144      10.95         10,808      14.36
                                                 ---------    -------      ---------    -------      ---------     ------
     Total mortgage-backed securities..........     12,584      14.89         19,015      22.77         19,214      25.53
                                                 ---------    -------      ---------    -------      ---------     ------
     Total loan and mortgage-backed
       securities portfolio....................     84,516     100.00%        83,499     100.00%        75,250     100.00%
                                                               ======                   =======                    ======

Less:
Loans in process...............................     (2,195)                   (3,022)                   (1,353)
Deferred fees and discounts....................         79                        60                        43
Allowance for loan losses......................       (311)                     (248)                     (158)
                                                 ---------                 ---------                 ---------
     Total loan and mortgage-backed
       securities portfolio, net...............  $  82,089                 $  80,289                 $  73,782
                                                 =========                 =========                 =========

         The following table shows the composition of the Bank's loan and mortgage-backed securities portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                At March 31,
                                                          1999                      1998                      1997
                                                 ----------------------    ----------------------    -------------
                                                  Amount      Percent        Amount     Percent        Amount      Percent
                                                                           (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
  One- to four-family.......................     $  36,589      43.29%     $  30,623      36.67%     $  26,019      34.58%
  Land......................................           512       0.61            426        .51            255       0.34
  Commercial................................           624       0.74            529        .64             64       0.09
  Construction..............................         1,711       2.02          3,298       3.95          1,527       2.03
                                                 ---------    -------      ---------    -------      ---------     ------
   Total real estate loans..................        39,436      46.66         34,876      41.77         27,865      37.04
Consumer....................................         5,829       6.90          5,062       6.06          5,035       6.69
Mortgage-backed securities..................            --         --             --         --             35       0.04
                                                 ---------    -------      ---------    -------      ---------     ------
   Total fixed-rate.........................        45,265      53.56         39,938      47.83         32,935      43.77
                                                 ---------    -------      ---------    -------      ---------     ------
Adjustable-Rate Loans:
Real estate:
  One- to four-family.......................        17,533      20.75         20,023      23.98         21,454      28.51
  Land......................................         2,536       3.00            384        .46             73       0.10
  Commercial................................         2,407       2.85          1,827       2.19            981       1.30
  Construction..............................           669       0.79            669        .80             92       0.12
                                                 ---------    -------      ---------    -------      ---------     ------
   Total real estate loans..................        23,145      27.39         22,903      27.43         22,600      30.03
Consumer....................................         2,741       3.24          1,643       1.97            536       0.71
Commercial business loans...................           781       0.92             --         --             --         --
Mortgage-backed securities..................        12,584      14.89         19,015      22.77         19,179      25.49
                                                 ---------    -------      ---------    -------      ---------     ------
   Total adjustable rate....................        39,251      46.44         43,561      52.17         42,315      56.23
                                                 ---------    -------      ---------    -------      ---------     ------
   Total loan and mortgage-backed
    securities portfolio....................        84,516     100.00%     83,499        100.00%        75,250     100.00%
                                                               ======                   =======                    ======

Less:
  Loans in process..........................        (2,195)                   (3,022)                   (1,353)
  Deferred loan fees and discounts..........            79                        60                        43
  Allowance for loan losses.................          (311)                     (248)                     (158)
                                                 ---------                 ----------                ---------
   Total loans and mortgage-backed
    securities portfolio, net...............     $  82,089                 $  80,289                 $  73,782
                                                 =========                 =========                 =========

         The following schedule illustrates the contractual maturity and weighted average rates of the Bank's loan portfolio at March 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                     Commercial Real
                       One-to Four-Family       Construction           EstateLand
                      --------------------  --------------------  --------------------
Due During                        Weighted              Weighted              Weighted
Year Ending                        Average               Average               Average
March 31,               Amount      Rate      Amount      Rate      Amount      Rate
------------          ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (Dollars in Thousands)
2000(1).............  $     50     10.62%   $  2,118      8.13%   $       1     9.75%
2001................       339      8.46          69      8.50          475     8.38
2002................       812      8.48          --        --           11     9.38
2003 and 2004.......       522      8.13          --        --           --       --
2005 to 2009........     5,358      7.77          --        --          569     8.53
2010 to 2024........    31,702      7.81         193      7.09        1,975     8.60
2025 and following..    15,339      8.47          --        --           --       --
                      --------              --------              ---------

 ....................  $ 54,122              $  2,380              $   3,031
                      ========              ========              =========

-----------------------

                               Land               Consumer          Commercial Business         Total
                       ---------------------  -------------------  --------------------   -------------------
Due During                        Weighted               Weighted              Weighted              Weighted
Year Ending                         Average               Average               Average               Average
March 31,                Amount      Rate      Amount      Rate      Amount      Rate      Amount        Rate
------------           ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------
2000(1).............   $     700     8.25%   $   1,660     8.37%   $      27     8.38%   $  4,556      8.27%
2001................       1,400     7.75          531    10.65          454     8.25       3,268      8.47
2002................          --       --          721    10.14           --       --       1,544      9.13
2003 and 2004.......         128     8.25        1,624     9.43          300     8.25       2,574      8.97
2005 to 2009........         316     8.43        1,147     9.57           --       --       7,390      8.14
2010 to 2024........         504     8.57        2,887     8.67           --       --      37,261      7.93
2025 and following..          --       --           --       --           --       --      15,339      7.92
                       ---------             ---------             ---------             --------

 ....................   $   3,048             $   8,570             $     781             $ 71,932
                       =========             =========             =========             ========

-----------------------
(Continued)

(1) The total amount of loans due after March 31, 2000 which have predetermined interest rates is $42.0 million while the total amount of loans due after such date which have floating or adjustable interest rates is $25.3 million.

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

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At March 31, 1999, the Bank's one- to four-family residential mortgage loans totalled $54.1 million, or 64.0%, of the Bank's gross loan and mortgage-backed securities portfolio. The Bank experienced significant growth in its one- to four-family residential mortgage loan portfolio during the year ended March 31, 1999 as a result of increased demand for such loans within the Bank's market area and increased purchases by the Bank of such loans. It is the Bank's policy to purchase only those loans which meet its own underwriting criteria.

         The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended March 31, 1999, the Bank originated $15.1 million fixed-rate one- to four-family loans, which constituted 93.4% of total one- to four-family loans originated and $1.1 million of adjustable-rate one- to four-family loans or 6.6% of total one- to four-family loans originated. Substantially all of the Bank's one- to four-family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank currently offers one-year and three-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year and three-years, respectively, and thereafter adjust every one or three years) with a stated interest rate margin over the one and three year U.S. Treasury Index adjusted to a constant maturity. Increases or decreases in the interest rate of the Bank's adjustable-rate loans are generally limited to 1.0% at any adjustment date and 5.0% over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated provide for a minimum interest rate. The Bank qualifies borrowers for adjustable-rate loans based on a current interest rate plus the first adjustment. As a result, the risk of default on these loans may increase as interest rates increase. See "--Asset Quality--Non- Performing Assets." At March 31, 1999, the total balance of one-to four-family adjustable-rate loans was $17.5 million or 20.8% of the Bank's gross loan and mortgage-backed securities portfolio. See "--Originations, Purchases and Sales of Loans."

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

         The Bank also offers fixed-rate mortgage loans with maturities of up to 30 years. At March 31, 1999, the total balance of one- to four-family fixed-rate loans was $36.6 million or 43.3% of the Bank's gross loan and mortgage-backed securities portfolio. See "--Originations, Purchases and Sales of Loans."

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

         Consumer Lending. Hardin Federal offers a variety of consumer loans, including home equity lines of credit, automobile, home improvement, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At March 31, 1999, the Bank's consumer loan portfolio totalled $8.6 million, or 10.1% of its gross loan and mortgage-backed securities portfolio.

         Hardin Federal originates home equity and home improvement loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 80% or less of the appraised value. If the Bank originates loans with greater than an 80% loan-to-value ratio, it requires the borrower to obtain private mortgage insurance in an amount equal to 100% of the loan-to-value ratio. Generally, such loans have a maximum term of up to 10 years. As of March 31, 1999, home equity and home improvement loans amounted to $4.3 million and $303,000, respectively, which represented 5.1% and 0.4%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio.

         The Bank also recently began originating equity lines of credit. These loans are generally limited to 90% or less of the appraised value of the property securing the loan. These loans are all adjustable-rate loans and have maximum terms of up to 15 years.

         Another component of the Bank's consumer loan portfolio consists of automobile loans. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At March 31, 1999, the Bank's automobile loans totalled $2.0 million or 2.4% of the Bank's gross loan and mortgage-backed securities portfolio.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 1999, $25,000 of the Bank's consumer loans were non-performing. See "-- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not occur in the future.

         Construction Lending. At March 31, 1999, the Bank had $2.4 million of construction loans. Hardin Federal offers loans to both builders and individuals for the construction of one- to four-family residences. Currently, such loans are offered with fixed- or adjustable-rates of interest. At March 31, 1999, the Bank had $1.7 million and $669,000 of fixed-rate and adjustable-rate construction loans, respectively, which represented 2.02% and 0.79%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio. From time to time the Bank may purchase construction loans, but no such purchases were made during fiscal 1999. The Bank will purchase only those construction loans which are underwritten under guidelines which are as stringent as those employed by the Bank when it originates a construction loan. Following the construction period, these loans may become permanent loans, with terms for up to 30 years.

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

         Commercial Real Estate Lending. The Bank also originates commercial real estate loans. At March 31, 1999 approximately $3.0 million, or 3.6% of the Bank's gross loan and mortgage-backed securities portfolio, was comprised of commercial real estate loans of which none was non-performing at that date. The largest commercial real estate loan is a real estate development loan secured by property in Clay County, Missouri.

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

Commercial Business Loans

         At March 31, 1999, the Bank had a total of $781,000 outstanding in commercial business loans, and an additional commitment to fund a $149,000 line of credit. At March 31, 1999, the largest outstanding commercial business loan was a $415,000 loan to a farm implement dealership in Ray County, Missouri that was secured by machinery, equipment and accounts receivable. The Bank had a total of four commercial loans at March 31, 1999.

         Commercial business loans are underwritten by analyzing the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the business operations and the security for the loan. Commercial loans and credit lines are continually monitored in an attempt to detect any adverse conditions at the earliest possible stages to limit the Bank's exposure to potential losses.

         Commercial business lending represents a relatively new lending arena for the Bank. In the near term, management intends to limit both the size and number of commercial loans.

         Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as primary source of repayment in the event of borrower default. Although commercial business loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of borrower default is often not a sufficient source of repayment. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower, while liquidation of collateral is a secondary and often insufficient source of repayment.

Originations, Purchases and Sales of Loans

         Loan   originations   are  developed  from  continuing   business  with
depositors and borrowers, soliciting realtors, builders, walk-in customers and third-party sources.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 1999, the Bank originated $29.5 million in fixed-rate loans and $7.7 million in adjustable rate loans.

         The Bank from time-to-time sells fixed rate loan originations as part of its asset/liabilities management policies. The Bank generally followed a policy of selling its fixed-rate loan originations during fiscal 1994. In early fiscal 1995, the Bank changed its policy to retain fixed-rate loan originations in its portfolio. The Bank's Board of Directors has adopted an informal policy which is subject to change from time-to-time, of retaining fixed-rate loans in order to increase the overall level of fixed-rate loans in its portfolio up to 60% of total loans receivable. At March 31, 1999, fixed-rate loans comprised 53.6% of gross loan and mortgage-backed securities portfolio. Reflecting these policies, during the fiscal years ended March 31, 1999, 1998 and 1997, the Bank sold $3.5 million, $3.7 million, and $0, respectively, of one- to four-family fixed-rate real estate loans.

         During fiscal year 1999, the Bank purchased $1.7 million of real estate loans originated by other lenders all of which were secured by properties located in Missouri. At March 31, 1999, none of these loans were included in the Bank's non-performing assets. See "--Non-Performing Assets and Classified Assets." As part of the Bank's effort to increase the size of its loan portfolio, management anticipates that loan purchases may increase in the future. It is presently anticipated that such purchases would consist primarily of loans secured by one- to four-family residences located in the State of Missouri. The Bank employs the same underwriting standards for purchased loans as for loans originated by the Bank.

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

         Loan originations during the year ended March 31, 1999 were greater than the comparable period in the prior year. The Bank believes the increase was due to an increased emphasis on the origination of loans and increased loan demand within the Bank's market area, plus the availability of lower fixed-rate interest on long-term loans.

         The following table shows the loan and mortgage-backed securities origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                                   Year Ended March 31,
                                                                              1999        1998         1997
                                                                           ---------    ---------    ---------
                                                                                       (In Thousands)
Originations by type:
Adjustable rate:
   One- to four-family..................................................   $   1,072    $   3,367    $   1,240
   Land.................................................................       1,525          333           55
   Commercial real estate...............................................       2,215        1,140           20
   Construction.........................................................          --          669          210
   Consumer.............................................................       2,007        1,963          455
   Commercial business..................................................         930           --           --
                                                                           ---------    ---------    ---------
     Total adjustable-rate..............................................       7,749        7,462        1,980
                                                                           ---------    ---------    ---------
Fixed rate:
   One- to four-family..................................................      15,064       12,254        7,452
   Land.................................................................         292          188          180
   Commercial real estate...............................................         225           --           --
   Construction.........................................................       1,964        3,351        1,947
   Consumer.............................................................       4,247        4,398        4,659
                                                                           ---------    ---------    ---------
     Total fixed-rate...................................................      21,792       20,191       14,238
                                                                           ---------    ---------    ---------
     Total loans originated.............................................      29,541       27,653       16,218
                                                                           ---------    ---------    ---------
Purchases:
   One- to four-family..................................................       1,212        1,048        4,250
   Land.................................................................          --          184           --
   Commercial real estate...............................................         450           --          148
   Mortgage-backed securities - at cost.................................          --       10,940            --
                                                                           ---------    ---------    ----------
     Total purchased....................................................       1,662       12,172        4,398
                                                                           ---------    ---------    ---------
Sales and Repayments:
   One- to four-family..................................................       3,486        3,737           --
   Mortgage-backed securities sold - at amortized cost..................       2,769        8,176        1,016
                                                                           ---------    ---------    ---------
     Total sales........................................................       6,255       11,913        1,016
                                                                           ---------    ---------    ---------
   Principal repayments.................................................      23,893       19,630       14,467
                                                                           ---------    ---------    ---------
     Total sales and repayments.........................................      30,148       31,543       15,483
                                                                           ---------    ---------    ---------
Decrease (increase) in other items:
   Loans in process.....................................................         827       (1,669)        (587)
   Deferred fees and discounts..........................................         (19)         (17)          26
   Allowance for loan losses............................................         (63)         (89)         (27)
                                                                           ---------    ---------    ----------
     Net increase (decrease)............................................   $   1,800    $   6,507    $   4,545
                                                                           =========    =========    =========

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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 1999. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                       Loans Delinquent For
                                            60-89 Days                   90 Days and Over              Total Delinquent Loans
                                 -------------------------------  -------------------------------  --------------------------
                                                        Percent                          Percent                          Percent
                                                        of Loan                          of Loan                          of Loan
                                  Number     Amount    Category    Number     Amount    Category    Number     Amount    Category
                                 ---------   --------   -------    -------    -------    --------   -------    ------     ------
                                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family..........          8   $    307       .57%         5    $   252         .46%       13    $  559       1.03%
  Land.........................         --         --        --         --         --          --        --        --         --
  Commercial...................         --         --        --         --         --          --        --        --         --
  Construction.................         --         --        --         --         --          --        --        --         --
Consumer.......................          2         24       .26          6         25         .27         8        49        .53
Commercial business............         --         --        --         --         --          --        --        --         --
                                 ---------   --------   -------    -------    -------    --------   -------    ------     ------
     Total.....................         10   $    331       .83%        11    $   277         .73%       21    $  608       1.56%
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

                                                                              Year Ended March 31,
                                                                         1999         1998         1997
                                                                       ---------    ---------    ---------
                                                                                 (In Thousands)
Non-accruing loans
   One- to four-family.............................................    $     205    $     220    $     274
   Land............................................................           --           --           --
   Commercial real estate..........................................           --           --           --
   Construction....................................................           --           --           --
   Consumer........................................................           25           12           --
   Commercial business.............................................           --           --           --
                                                                       ---------    ---------    ---------
     Total.........................................................          230          232          274
                                                                       ---------    ---------    ---------

Accruing loans delinquent 90 days or more
   One- to four-family.............................................           47           --           --
   Land............................................................           --           --           --
   Commercial real estate..........................................           --           --           --
   Construction....................................................           --           --           --
   Consumer........................................................           --           --            3
   Commercial business.............................................           --           --           --
                                                                       ---------    ---------    ---------
     Total.........................................................           47           --            3
                                                                       ---------    ---------    ---------
Foreclosed assets
   One- to four-family.............................................           --           --          103
   Land............................................................           --           --           --
   Commercial real estate..........................................           --           --           --
   Construction....................................................           --           --           --
   Consumer........................................................           --           --           --
   Commercial business.............................................           --           --           --
                                                                       ---------    ---------    ---------
     Total.........................................................           --           --          103
                                                                       ---------    ---------    ---------

Total non-performing assets........................................    $     277    $     232    $     380
                                                                       =========    =========    =========
Total classified assets............................................    $     336    $     501    $     545
                                                                       =========    =========    =========
Total non-performing assets as a percentage of total assets........          .20%         .19%        0.37%
                                                                       =========    =========    =========
Total non-performing loans as a percentage of total
   loans receivable................................................          .45%         .36%        0.68%
                                                                       =========    =========    =========

         For the year ended March 31, 1999 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $24,000. The amount that was included in interest income on such loans was $18,000 for the year ended March 31, 1999.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1999, the Bank had classified a total of $333,000 of its assets as substandard, none as doubtful, and $3,000 as loss. At March 31, 1999, total classified assets comprised $336,000 or .3% of the Bank's capital, or 2.5% of the Bank's total assets.

         Other Loans of Concern. In addition to the non-performing and classified loans set forth in the tables above, as of March 31, 1999, there were no other loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 1999, the Bank had no real estate properties acquired through foreclosure.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 1999, the Bank had a total allowance for loan losses of $311,000, representing 112.5% of total non-performing loans and .45% of the Bank's loans, net. See Note 4 of the Notes to Consolidated Financial Statements.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                            At March 31,
                                 -------------------------------  -------------------------------  -----------------------------
                                               1999                             1998                             1997
                                 -------------------------------  -------------------------------  -----------------------------
                                                        Percent                         Percent                         Percent
                                                       of Loans                         of Loans                        of Loans
                                               Loan     in Each              Loan       in Each               Loan      in Each
                                 Amount of  Amounts    Category   Amount of  Amounts    Category   Amount of  Amounts   Category
                                 Loan Loss  by         to Total   Loan Loss    by       to Total  Loan Loss    by       to Total
                                 Allowance  Category    Loans     Allowance  Category    Loans    Allowance  Category    Loans
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
                                                                      (Dollars in Thousands)
Real estate:
   One- to four-family.......    $   113    $54,122      75.24%   $    74    $50,646      78.54%   $    81    $47,473      84.72%
   Land......................         31      3,048       4.24          8        810       1.26          3        328       0.59
   Commercial real estate....         31      3,031       4.21         24      2,356       3.65         11      1,045       1.86
   Construction..............          7      2,380       3.31         13      3,967       6.15         10      1,619       2.89
Consumer.....................         49      9,350      13.00         32      6,705      10.40         25      5,571       9.94
Commercial business..........          8        781       1.09         --         --         --         --         --         --
Unallocated..................         72         --         --         97         --         --         28         --         --
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
     Total...................    $   311    $71,932     100.00%   $   248    $64,484     100.00%   $   158    $56,036     100.00%
                                 =======    =======    =======    =======    =======    =======    =======    =======    =======

         The portion of the allowance to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                                   Year Ended March 31,
                                                                             1999         1998         1997
                                                                           ----------------------------------
                                                                                        (In Thousands)
Balance at beginning of period...........................................  $   248      $   158      $   131

Charge-offs:
   One- to four-family...................................................       --           --           (7)
   Land..................................................................       --           --           --
   Commercial real estate................................................       --           --           --
   Construction..........................................................       --           --           --
   Consumer..............................................................       (3)          (4)          --
   Commercial business...................................................       --           --           --
                                                                           -------      -------      -------
                                                                                (3)          (4)          (7)
                                                                           -------      --------     --------
Recoveries:
   One- to four-family...................................................       --           --           --
   Land..................................................................       --           --           --
   Commercial real estate................................................       --           --           --
   Construction..........................................................       --           --           --
   Consumer..............................................................       --           --           --
   Commercial business...................................................       --           --           --
                                                                           -------      -------      -------
                                                                                --           --           --

Net charge-offs..........................................................       (3)          (4)          (7)
Additions charged to operations..........................................       66           94           34
                                                                           -------      -------      -------
Balance at end of period.................................................  $   311      $   248      $   158
                                                                           =======      =======      =======
Ratio of net charge-offs during the
   period to average loans outstanding during the period.................     .004%         .01%        0.01%
                                                                           =======      =======      =======
Ratio of net charge-offs during the period to
   average non-performing assets.........................................     1.13%        1.98%        1.84%
                                                                           =======      =======      =======

Investment Activities

         General. Hardin Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits with maturities of 1 year or less and current borrowings) was 61.2%. See "Regulation--Liquidity."

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

         Mortgage-backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable rates of interest. Bank has invested primarily in federal agency securities, principally Freddie Mac, Government National Mortgage Association ("GNMA") and Fannie Mae obligations. At March 31, 1999, the Bank's investment in mortgage-backed securities totalled $12.6 million or 9.2% of its total assets.

         The Bank's available-for-sale mortgage-backed securities are reported at fair market value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity. During the fiscal year ended March 31, 1999, the Bank sold $2.8 million of its mortgage-backed securities. See Note 3 of the Notes to Consolidated Financial Statements.

         The Fannie Mae, Freddie Mac and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. Fannie Mae and Freddie Mac provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

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

         Investment Securities. At March 31, 1999, the Bank's investment securities (including a $2.0 million investment in the common stock of the FHLB of Des Moines) totalled $46.5 million, or 33.9% of its total assets. It is the Bank's general policy to purchase U.S. Government securities and federal agency obligations and other investment securities. See Note 2 of the Notes to Consolidated Financial Statements.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totalled $12.6 million as of March 31, 1999, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 1999, the Bank was in compliance with this regulation. See "Regulation--Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Bank's investment portfolio, including mortgage-backed securities, at the dates indicated.

                                                                             At March 31,
                                                    -------------------------------------------------------------
                                                          1999                  1998                  1997
                                                    ------------------    ------------------    -----------------
                                                     Book       % of       Book       % of       Book       % of
                                                     Value      Total      Value      Total      Value      Total

                                                                         (Dollars in Thousands)
Investment securities:
U.S. government securities.....................   $       --        --%  $      --        --%  $      98       .21%
Federal agency securities......................       38,206     60.40      31,651     56.15      22,242     47.82
Revenue bonds..................................        1,473      2.33       1,005      1.78          --        --
Perpetual preferred stock......................        4,840      7.65          --        --          --        --
                                                  ----------   -------   ---------   -------   ---------   -------
     Subtotal..................................       44,519     70.37      32,656     57.93      22,340     48.03
FHLB stock.....................................        2,000      3.16       1,475      2.62         950      2.04
                                                  ----------   -------   ---------   -------   ---------   -------
     Total investment securities
        and FHLB stock.........................   $   46,519     73.54%  $  34,131     60.55%  $  23,290     50.07%
                                                  ----------   -------   ---------   -------   ---------   -------
Average remaining life of investment
 securities excluding FHLB stock...............      8 years               9 years              13 years

Other interest-bearing assets:
Interest-bearing deposits......................   $    4,157      6.57%  $   3,225      5.72%  $   4,007      8.62%

Mortgage-backed securities:
   GNMA........................................        1,118      1.77       4,446      7.89       1,816      3.90
   Freddie Mac.................................        4,158      6.57       5,424      9.62       6,590     14.17
   Fannie Mae..................................        7,308     11.55       9,145     16.22      10,808     23.24
                                                  ----------   -------   ---------   -------   ---------   -------

     Total mortgage-backed securities, net.....       12,584     19.89      19,015     33.73      19,214     41.31
                                                  ----------   -------   ---------   -------   ---------   -------

Total investment portfolio.....................   $   63,260    100.00%  $  56,371    100.00%  $  46,511    100.00%
                                                  ==========   =======   =========   =======   =========   =======

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                            March 31, 1999
                                                                                                     Total     Investment
                                              Less Than     1 to 5       5 to 10       Over          Book      Securities
                                               1 Year        Years        Years      10 Years        Value    Market Value
                                            -----------   -----------  -----------  -----------  -----------  ------------

                                                                           (Dollars in Thousands)

Federal agency obligations..............    $  22,711     $  5,000     $      --    $  10,494    $  38,206    $  38,206
Revenue bonds...........................          341          643           489           --        1,473        1,473
Perpetual preferred stock...............        1,000        1,924         1,917           --        4,840        4,840
                                            ---------     --------     ---------    ---------    ---------    ---------

Total investment securities.............    $  24,052     $  7,567     $   2,406    $  10,494    $  44,519    $  44,519
                                            ---------     --------     ---------    ---------    ---------    ---------

Weighted average yield..................         6.59%        6.59%         5.94%        5.64%        6.19%        6.19%
                                            =========     ========     =========    =========    =========    =========

                                                            21

         The Bank's investment securities portfolio at March 31, 1999, contained tax-exempt securities consisting of local revenue bonds. No securities of any issuer had an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

         Hardin Federal's investments, including the mortgage-backed and related securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 1999, the Bank had $31.6 million in mortgage-backed securities and investment securities with maturities of less than five years classified as available for sale. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

         FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At March 31, 1999, the Bank had total FHLB advances of $40.0 million. See "--Borrowings" and Note 8 of the Notes to Consolidated Financial Statements.

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

                                                                             At March 31,
                                                    --------------------------------------------------------------
                                                           1999                 1998                  1997
                                                    ------------------    ------------------    ------------------
                                                             Percent               Percent               Percent
                                                     Amount  of Total     Amount   of Total     Amount   of Total
                                                                           (Dollars in Thousands)
Transactions and Savings Deposits:(1)
Commercial Demand.................................  $  1,919      2.30%   $  1,082      1.41%   $    140      0.20%
Savings Accounts..................................     3,805      4.57       3,265      4.25       3,592      5.12
NOW Accounts......................................     6,852      8.22       4,258      5.53       2,334      3.32
Money Market.....................................      6,584      7.90       5,901      7.68       4,096      5.83
Certificates......................................    64,167     77.01      62,378     81.13      60,039     85.53
                                                    --------   -------    --------   -------    --------   -------

Total deposit accounts............................  $ 83,327    100.00%   $ 76,884    100.00%   $ 70,201    100.00%
                                                    ========    ======    ========   =======    ========    ======

         (1) See Note 6 of the Notes to Consolidated Financial Statements.

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 1999.

                                                                               Maturity
                                                           --------------------------------------------
                                                                        Over        Over
                                                           3 Months     3 to 6      6 to 12     Over
                                                           or Less      Months      Months    12 Months    Total
                                                           --------    ---------   ---------  ---------  ---------
                                                                            (In thousands)

Certificates of deposit less than $100,000..............   $ 10,087    $   9,025   $  19,091  $  17,345  $  55,548

Certificates of deposit of $100,000 or more.............      2,462        1,001       3,641      1,128      8,232

Public funds (1)........................................         60           19         158        150        387
                                                           --------    ---------   ---------  ---------  ---------

Total certificates of deposit...........................   $ 12,609    $  10,045   $  22,890  $  18,623  $  64,167
                                                           ========    =========   =========  =========  =========

         (1)      Deposits  from   governmental   and  other  public   entities,
                  including deposits greater than $100,000.

         Borrowings. Hardin Federal's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At March 31, 1999, the Bank had $2.0 million of FHLB of Des Moines stock. The Bank has the ability to purchase additional capital stock from the FHLB. At March 31, 1999 and March 31, 1998, the weighted average interest rate of the Bank's FHLB advances was 5.18% and 5.68%, respectively. For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 8 of the Notes to Consolidated Financial Statements and "--Lending Activities."

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                                                           Year Ended March 31,
                                                               ------------------------------------------
                                                                  1999            1998            1997
                                                               ---------        ---------       ---------
                                                                                (In Thousands)
Maximum Balance:
  FHLB advances............................................    $ 40,000          $  29,500       $  19,000

Average Balance:
  FHLB advances............................................    $  37,458         $  24,458       $  10,000

Service Corporation Activities

         As a federally chartered savings bank, Hardin Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.7 million at March 31, 1999, in the stock of, or loans to, service corporation subsidiaries. Hardin Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At March 31, 1999, Hardin Federal had one subsidiary, Hardin Savings Service Corporation ("HSSC"). HSSC was established in 1993 for the purpose of offering credit life, disability and accident insurance to its customers. At March 31, 1999, the Bank's investment in HSSC was $37,000. For the year ended March 31, 1999, HSSC had pre-tax income of approximately $5,000.

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

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Bank's OTS assessment for the fiscal year ended March 31, 1999, was approximately $37,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1999, the Bank's lending limit under this restriction was $1.9 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

         Deposit Insurance. The FDIC is an independent federal agency that insures deposits of banks and thrift institutions up to certain specified limits and regulates such institutions for safety and soundness. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks, and the SAIF for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time, and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital levels, and the FDIC's level of supervisory concern about the institution.

         In 1996, federal legislation was enacted to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under that law, the Bank and other institutions with SAIF- insured deposits were charged a one-time special assessment equal to $0.657 per $100 of assessable deposits at March 31,1995. The Bank recognized this special assessment as a charge to noninterest expense of $441,018 (or $277,841 when adjusted for taxes) during the year ended March 31, 1997. The assessment was fully deductible for both federal and state income tax purposes. Assessment rates for regular ongoing, deposit insurance premiums currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory consent). The Bank's assessment rate for deposit insurance was reduced to 0.0% of deposits beginning on January 1, 1997. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%, and both the BIF and the SAIF currently satisfy the reserve ratio requirement. The annual rate of assessments on SAIF-assessable deposits for the payments on the FICO bonds was 0.0648% for the semi-annual period beginning on January 1, 1997; 0.0630% for the semi-annual period beginning on July 1, 1997; and 0.0622% currently. The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits to the BIF without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

         While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Bank, and BIF-insured institutions may continue in the future.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the unrealized loss on investments and mortgage-backed securities is excluded from the regulatory capital calculation. At March 31, 1999, the Bank had no intangible assets and a valuation allowance, net of tax of $394,000.

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

         At March 31, 1999, the Bank had tangible capital of $12.3 million, or 9.0% of adjusted total assets, which is approximately $10.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships and purchased mortgage servicing rights. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1999, the Bank had no intangibles which were subject to these tests.

         At March 31, 1999, the Bank had core capital equal to $12.3 million, or 9.0% of adjusted total assets, which is $8.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk- weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 1999, the Bank had $311,000 of general loan valuation allowances, which was less than 1.25% of risk- weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Hardin Federal had no such exclusions from capital and assets at March 31, 1999.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless the loan amount in excess of such ratio is insured by an insurer approved by the Fannie Mae or Freddie Mac.

         On March 31, 1999, the Bank had total risk based capital of $12.6 million (including approximately $12.3 million in core capital and $305,000 in qualifying supplementary capital) and risk-weighted assets of $61.6 million (with no converted off-balance sheet assets); or total capital of 20% of risk-weighted assets. This amount was $7.7 million above the 8% requirement in effect on that date.

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

Thrift Charter

         Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Legislation enacted in 1996 required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and provided for the merger of the BIF and the SAIF into a single deposit insurance fund on January 1, 1999 provided the thrift charter was eliminated. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank and the Company.

Prompt Corrective Regulatory Action

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration  plan  must be  filed  with  the OTS  within  45 days of the date an institution  receives  notice  that  it  is  "undercapitalized,"  "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a
capital  directive  and  the  replacement  of  senior  executive   officers  and
directors.

         At March 31, 1999, the Bank was categorized as "well capitalized," meaning that the Bank's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

Limitations on Dividends and Other Capital Distributions

         OTS regulations applicable to the Bank governed capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulations create a safe harbor for specified levels of capital distributions for institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

         Pursuant to a recent revision to these regulations, effective April 1, 1999, a "well capitalized" savings association, such as the Bank, will be permitted to make capital distributions during a calendar year in an amount up to the savings association's net income for the year plus the savings association's retained net income for the preceding two years, without filing an application for approval of the capital distribution with the OTS. However, a "well capitalized" savings association must provide 30 days written notice to the OTS prior to making the distribution as long as the savings association is a subsidiary of a savings and loan holding company.

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 1999, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 61.2% and a short-term liquid assets ratio of 44.4%.

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

Qualified Thrift Lender Test

         All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At March 31, 1999, the Bank met the test and has always met the test since its effectiveness.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in February 1999 and received a rating of "satisfactory."

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

         The Company must obtain approval from the OTS before acquiring control of any other SAIF- insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At March 31, 1999, the Bank had $2.0 million of FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.14% and were 6.53% for fiscal 1999. For the fiscal year ended March 31, 1999, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $123,668, which constitutes a $37,163 increase over the amount of dividends received in fiscal year 1998. No assurance can be given that such dividends will continue in the future at such levels.

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

         The percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. Since the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of March 31, 1996, the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of March 31, 1999, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $350,000.

         If an  association  ceases to qualify  as a "bank" (as  defined in Code
Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre- 1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Bank's supplemental reserves for
losses  on  loans   ("Excess"),   such  Excess  may  not,  without  adverse  tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1999, the Bank's excess for tax purposes totaled approximately $1.6 million.

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

         The Bank serves primarily Ray and Clay Counties, Missouri. There are six commercial banks, one savings institution, and one credit union which compete for deposits and loans in Ray County, Missouri. In Clay County, Missouri, there are approximately 36 commercial banks, 44 credit unions, and 10 savings institutions, other than Hardin Federal, which compete for deposits and loans in Clay County, Missouri.

Employees

         At March 31, 1999, the Bank had a total of 28 full-time and 5 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         Lyndon M. Goodwin. Mr. Goodwin, age 54, is currently Vice President of the Bank responsible for the supervision of all lending operations of the Bank. Prior to joining the Bank in 1994, Mr. Goodwin was a County Supervisor of the United States Department of Agriculture, Farmer's Home Administration, for 28 years.

         J. Michael Schwarz. Mr. Schwarz, age 55, joined the Bank in January 1997 as Vice President of Lending at the Excelsior Springs Branch. Mr. Schwarz previously was employed as Executive Vice President of Lawson Bank, Lawson, Missouri.

Item 2.  Description of Property

         The Bank conducts its business through three offices, which are located in Ray and Clay Counties, Missouri. The Bank owns its main office and its Richmond and Excelsior Springs, Missouri branch offices. The following table sets forth information relating to each of the Bank's offices as of March 31, 1999. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 1999 was approximately $1.8 million.
See Note 5 of the Notes to Consolidated Financial Statements.

                                                                                 Total
                                                                              Approximate
                                                            Date                 Square         Net Book Value at
                     Location                             Acquired              Footage          March 31, 1999
----------------------------------------------------      --------              -------          --------------
 Main Office:                                               1963                  4600             $75,059
 201 Northeast Elm Street
 Hardin, Missouri

 Branch Offices:(1)
 201 North Jesse James Road                                 1990                  2024              597,213
 Excelsior Springs, Missouri

 200 N. Spartan Drive                                       1998                  6800              1,160,039
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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1999.

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Page 45 of the attached 1999 Annual Report to Shareholders is herein incorporated by reference.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 5 to 17 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.


Item 7.  Financial Statements

         Pages 18 to 44 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.


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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 22, 1999.


Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 22, 1999.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 22, 1999.


Item 12.  Certain Relationships and Related Transactions

         Information   concerning  certain  relationships  and  transactions  is
incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 22, 1999.


                                     PART IV
                                     -------

Item 13.  Exhibits List and Reports on Form 8-K

         (a) (1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended March 31, 1999, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                                                        Page in
                                                                                                         Annual
               Annual Report Section                                                                     Report
               ---------------------                                                                     ------

Report of Independent Auditors.......................................................................      18

Consolidated Balance Sheets at March 31, 1999 and 1998...............................................      19

Consolidated Statements of Earnings for the Years ended March 31, 1999, 1998 and 1997................      20

Consolidated Statements of Stockholders' Equity for the Years ended
 March 31, 1999, 1998 and 1997.......................................................................      21

Consolidated Statements of Cash Flows for the Years ended March 31, 1999,
  1998 and 1997......................................................................................      22

Notes to Consolidated Financial Statements...........................................................      24


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

   10.5           Recognition and Retention Plan                      **

   10.6           Deferred Compensation Agreement                     *

   10.7           Compensation Agreement with Directors               *

   11             Statement re: computation of per                   None

                                                                 Reference to
Regulation                                                     Prior Filing or
S-B Exhibit                                                     Exhibit Number
  Number                         Document                      Attached Hereto
  ------                         --------                      ---------------
                  share earnings

   12             Statement re: computation or ratios               Not required

   13             Annual Report to Security Holders                      13

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

         (b) Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HARDIN BANCORP, INC.



Date: June 28, 1999                            By: /s/ Robert W. King
                                               --------------------------------
                                               Robert W. King
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Robert W. King                    By:  /s/ Ivan R. Hogan
     -----------------------------              --------------------------------
     Robert W. King, President                  Ivan R. Hogan
     Chief Executive Officer and Director       Chairman of the Board

Date: June 28, 1999                         Date: June 28, 1999




By:  /s/ Karen K. Blankenship              By:  /s/ David K. Hatfield
     -----------------------------              --------------------------------
     Karen K. Blankenship, Senior Vice          David K. Hatfield, Director
     President, Secretary and Director
    (Principal Accounting Officer)

Date: June 28, 1999                         Date: June 28, 1999




By:  /s/ David D. Lodwick                  By:  /s/ W. Levan Thurman
     -----------------------------              --------------------------------
     David D. Lodwick, Director                 W. Levan Thurman, Director

Date: June 28, 1999                         Date: June 28, 1999





By:  /s/ William L. Homan
     -----------------------------
      William L. Homan, Vice President,
       Treasurer and Director
       (Principal Financial Officer)

Date: June 28, 1999

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