Form 10QSB
period 1999-06-30
HARDIN BANCORP INC
filed 1999-08-13
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

                                                         OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                  to

                         Commission File Number 0-26560

                              HARDIN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Delaware                                   43-1719104
--------------------------------------------------------------------------------
     State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization                  Identification Number)


     201 Northeast Elm Street, Hardin, Missouri             64035
--------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip code)



Registrant's telephone number, including area code:  (660) 398-4312


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [ X ]         No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                 Outstanding at June 30, 1999
--------------------------------------------------------------------------------
     Common stock, .01 par value                            734,753

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS


               PART I

               FINANCIAL INFORMATION

               Item 1.

               Unaudited Financial Statements ............................  Page

                   Consolidated Balance Sheets............................     1

                   Consolidated Statements of Earnings....................     2

                   Consolidated Statements of Stockholders' Equity........     3

                   Consolidated Statements of Cash Flows...................  4-5

                   Notes to Consolidated Financial Statements..............    6

               Item 2.

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................................  7-10

               PART II

               OTHER INFORMATION..........................................    11

               Signatures.................................................    12

                                Hardin Bancorp, Inc. and Subsidiaries
                                     Consolidated Balance Sheets

                                                                   June 30, 1999      March 31, 1999
                                                                   --------------     ---------------
                                                                     (Unaudited)
                                     Assets
Cash                                                                $   1,110,276      $     838,044
Interest bearing deposits                                               2,651,920          4,156,648
Investment securities available-for-sale                               40,575,529         44,519,193
Mortgage-backed securities available-for-sale                          11,270,448         12,584,419
Loans receivable, net                                                  72,744,634         69,504,900
Accrued interest receivable:
     Investment securities                                                456,631            501,114
     Mortgage-backed securities                                            81,834             91,008
     Loans receivable                                                     495,450            456,003
Premises and equipment                                                  1,834,535          1,832,311
Stock in Federal Home Loan Bank (FHLB) of Des Moines, at cost           2,000,000          2,000,000
Deferred income taxes receivable                                          507,220            188,000
Prepaid expenses and other assets                                         379,464            384,481
                                                                    =============      =============
Total assets                                                        $ 134,107,941      $ 137,056,121
                                                                    =============      =============

                      Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                       $  85,180,868      $  83,326,871
     Advances from borrowers for property taxes and insurance             461,811            294,424
     Advances from FHLB                                                35,000,000         40,000,000
     Accrued interest payable                                              39,930             40,949
     Income taxes payable:
         Current                                                          298,358            159,367
         Deferred                                                              --                 --
     Accrued expenses and other liabilities                               966,155            674,969
                                                                    -------------      -------------
Total liabilities                                                     121,947,122        124,496,580
                                                                    -------------      -------------
Stockholders' equity:
     Common stock, $.01 par value; 3,500,000 shares authorized,            10,580             10,580
         1,058,000 shares issued
     Serial preferred stock, $.01 par value;
         500,000 shares authorized, none issued or outstanding                 --                 --
     Additional paid in capital                                        10,252,604         10,252,604
     Retained earnings                                                  8,219,886          8,097,420
     Accumulated other comprehensive loss                                (937,575)          (394,038)
     Unearned employee benefits                                          (621,046)          (643,395)
     Treasury stock (323,247 shares at cost)                           (4,763,630)        (4,763,630)
                                                                    -------------      -------------
Total stockholders' equity                                             12,160,819         12,559,541

                                                                    =============      =============
Total liabilities and stockholders' equity                          $ 134,107,941      $ 137,056,121
                                                                    =============      =============

See accompanying notes to unaudited consolidated financial statements.

                                Hardin Bancorp, Inc. and Subsidiaries
                                 Consolidated Statements of Earnings
                                     For the Three Months Ended
                                       June 30, 1999 and 1998
                                             (Unaudited)

                                                                             1999            1998
                                                                          ----------      ----------
Interest income:
     Loans receivable                                                     $1,430,390      $1,307,251
     Mortgage-backed securities                                              169,021         283,477
     Investment securities                                                   674,607         569,461
     Other                                                                    61,770          64,656
                                                                          ----------      ----------
           Total interest income                                           2,335,788       2,224,845
                                                                          ----------      ----------

Interest expense:
     Deposits                                                                944,336         980,205
     FHLB advances                                                           477,435         458,054
                                                                          ----------      ----------
           Total interest expense                                          1,421,771       1,438,259
                                                                          ----------      ----------

           Net interest income                                               914,017         786,586

Provision for loan losses                                                      1,297          15,000
                                                                          ----------      ----------

           Net interest income after provision for loan losses               912,720         771,586
                                                                          ----------      ----------

Non-interest income:
     Service charges                                                         132,975          77,103
     Loan servicing fees                                                       7,072           7,979
     Gain on sale of loans held for sale                                          --          14,998
     Gain on sale of investments and mortgage-backed securities                7,164          12,602
     Other                                                                    39,432          17,393
                                                                          ----------      ----------
           Total non-interest income                                         186,643         130,075
                                                                          ----------      ----------

                                Hardin Bancorp, Inc. and Subsidiaries
                                 Consolidated Statements of Earnings
                                     For the Three Months Ended
                                       June 30, 1999 and 1998
                                             (Unaudited)
                                             (continued)

                                                                             1999            1998
                                                                          ----------      ----------
Non-interest expense:
     Compensation and benefits                                               340,141         325,723
     Occupancy and equipment                                                  66,305          57,236
     Federal insurance premiums                                               11,940          11,942
     Data processing                                                          49,954          34,996
     Other                                                                   212,616         183,533
                                                                          ----------      ----------
           Total non-interest expense                                        680,956         613,430
                                                                          ----------      ----------

           Earnings before income taxes                                      418,407         288,231

Income tax expense                                                           148,990         102,593
                                                                          ----------      ----------

           Net earnings                                                   $  269,417      $  185,638
                                                                          ==========      ==========

Net earnings per share:
     Basic                                                                $     0.39      $     0.24
     Diluted                                                                    0.38            0.23
                                                                          ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

                                                Hardin Bancorp, Inc. and Subsidiaries
                                           Consolidated Statements of Stockholders' Equity
                                              For the Three Months Ended June 30, 1999
                                                             (Unaudited)


                                                                      Additional                                          Unearned
                                                       Common          Paid-in        Retained       Comprehensive        Employee
                                                        Stock          Capital        Earnings            Loss            Benefits
                                                     -----------     -----------     -----------      -----------      -----------
Balance at  March 31, 1999                           $    10,580      10,252,604       8,097,420         (394,038)        (643,395)
Comprehensive income:
     Net earnings                                             --              --         269,417               --               --
     Change in net unrealized loss on securities
       available for sale, net of tax                         --              --              --         (543,537)              --
                                                     -----------     -----------     -----------      -----------      -----------
            Total comprehensive income (loss)                 --              --         269,417         (543,537)              --
                                                     -----------     -----------     -----------      -----------      -----------
Amortization of recognition and retention plan                --              --              --               --           22,349
Dividends declared ($.20 per share)                           --              --        (146,951)              --               --
                                                     ===========     ===========     ===========      ===========      ===========
Balance at June 30, 1999                             $    10,580      10,252,604       8,219,886         (937,575)        (621,046)
                                                     ===========     ===========     ===========      ===========      ===========

                                                                          Total
                                                       Treasury      Shareholders'
                                                         Stock           Equity
                                                     -----------      -----------
Balance at  March 31, 1999                            (4,763,630)      12,559,541
Comprehensive income:
     Net earnings                                             --          269,417
     Change in net unrealized loss on securities
       available for sale, net of tax                         --         (543,537)
                                                     -----------      -----------
            Total comprehensive income (loss)                 --         (274,120)
                                                     -----------      -----------
Amortization of recognition and retention plan                --           22,349
Dividends declared ($.20 per share)                           --         (146,951)
                                                     ===========      ===========
Balance at June 30, 1999                              (4,763,630)      12,160,819
                                                     ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                                Hardin Bancorp, Inc. and Subsidiaries
                                Consolidated Statements of Cash Flows
                                 For the Three Months Ended June 30
                                             (Unaudited)

                                                                            1999             1998
                                                                        -----------      -----------
Operating Activities:
Net Earnings                                                            $   269,417          185,638
Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Provision for losses on loans                                         1,297           15,000
        Depreciation                                                         35,586           32,813
        Premium accretion and amortization
          of discounts and deferred loan fees, net                           16,205         (162,154)
        Net gain on sale of loans and investment and
          mortgage-backed securities                                         (7,163)         (27,600)
        Origination of loans held for sale                                       --         (842,830)
        Amortization of deferred Recognition
          and Retention Plan (RRP)                                           22,349           22,937
        Changes in asset and liabilities:
             Interest receivable                                             14,210         (136,793)
             Other assets                                                     5,017          (69,886)
             Accrued interest payable                                        (1,019)          10,251
             Accrued expense and other liabilities                          276,491           54,597
             Income taxes payable                                           138,991         (132,409)
                                                                        -----------      -----------
Net cash provided by (used in) operating activities                         771,381       (1,050,436)
                                                                        -----------      -----------

Investing Activities:
        Net increase in loans receivable                                 (3,243,821)      (4,270,943)
        Proceeds from sales of loans                                             --          862,450
        Principal payments on mortgage-backed & related securities:
          Available-for-sale                                              3,020,060          393,686
          Held-to-maturity                                                       --          588,226
        Proceeds from sales of available-for-sale
          mortgage-backed securities                                        363,166               --
        Purchase of available-for-sale investment securities                     --      (13,942,348)
        Proceeds from maturities of available-for-sale
          investment securities                                                  --        6,000,000
        Proceeds from sales of available for sale
          investment securities                                           1,005,400          816,833
        Purchase of stock in FHLB of Des Moines                                  --         (500,000)
        Purchase of office properties and equipment                         (37,810)        (172,976)
                                                                        -----------      -----------
Net cash provided by (used in) investing activities                     $ 1,106,995      (10,225,072)
                                                                        -----------      -----------

                                Hardin Bancorp, Inc. and Subsidiaries
                                Consolidated Statements of Cash Flows
                                 For the Three Months Ended June 30,
                                             (Unaudited)


                                                                          1999              1998
                                                                     ------------      ------------
Financing Activities:
        Net increase in savings deposits                             $  1,853,997         2,122,565
        Proceeds from FHLB advances                                     6,000,000        10,000,000
        Repayments of FHLB advances                                   (11,000,000)               --
        Net decrease in advances from borrowers for
          taxes and insurance                                             167,387           162,139
        Payment of dividends                                             (132,256)         (107,063)
        Purchase of treasury stock                                             --          (136,192)
                                                                     ------------      ------------
Net cash (used in) provided by financing activities                    (3,110,872)       12,041,449
                                                                     ------------      ------------

(Decrease) increase in cash                                            (1,232,496)          765,941

Cash and equivalents at beginning of period                             4,994,692         3,781,801
                                                                     ------------      ------------
Cash and equivalents at end of period                                $  3,762,196         4,547,742
                                                                     ============      ============

Supplemental disclosure of cash flow information: Cash paid for:
          Interest                                                   $  1,422,790         1,428,008
          Income taxes, net of refunds                               $      9,999           235,002
Non-cash investing and financing:
        Dividends declared and payable                               $    146,951           114,295


See accompanying notes to unaudited consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)   Basis of Presentation

         The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's Annual Report for the year ended March 31, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three-month period ended June 30, 1999 is not necessarily indicative of the results which may be expected for the entire year. The March 31, 1999 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2) Earnings Per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares (stock options) outstanding during the period.

         The shares used in the calculation of basic and diluted earnings per share are shown below:

                                                  For the three months ended
                                                           June 30,
                                                    1999               1998
                                                ------------      -------------
Basic weighted average shares                       690,886            763,500
Common stock equivalents/stock options               26,912             36,722
                                                ------------      -------------
Diluted weighted average shares                     717,798            800,222
                                                ============      =============

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

                                                      For the three months ended
                                                                June 30,
                                                          1999            1998
                                                       --------        --------
Unrealized holding gains (losses)                      (855,594)         60,488
Less: reclassification adjustment
         for gains included in net income                 7,164          12,602
                                                       --------        --------
Net unrealized gains (losses) on securities            (862,758)         47,886
Income tax (expense) benefit                            319,221         (19,071)
                                                       --------        --------
                                                       ========        ========
Other comprehensive income (loss)                      (543,537)        (28,815)
                                                       ========        ========

                                      -6-

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

Hardin Federal Savings Bank was originally founded in 1888 as a Missouri chartered savings and loan association located in Hardin, Missouri. On March 21, 1995, the Bank's members voted to convert the Bank to a Federal mutual charter. The Bank conducts its business through its main office in Hardin, Ray County, and two full service branch offices located in Richmond, Ray County, and Excelsior Springs, Clay County, Missouri. Deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum allowable.

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

The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF"), which together with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the FDIC.

FINANCIAL CONDITION
-------------------

Consolidated assets of Hardin Bancorp, Inc. were $134,107,941 as of June 30, 1999, as compared to $137,056,121, on March 31, 1999, a decrease of $2,948,180.
The decrease was primarily due to a decrease in investment and mortgage backed securities partially offset by an increase in loans.

Loans  receivable,   net,  increased  to  $72,744,634  on  June  30,  1999  from
$69,504,900 on March 31, 1999, an increase of $3,239,734. Mortgage-backed securities decreased $1,313,971 to $11,270,448 on June 30, 1999, from $12,584,419 on March 31, 1999. The decrease in mortgage-backed securities and the increase in loans reflect the Bank's plan to increase the loan portfolio and decrease mortgage-backed securities.

Cash, interest bearing deposits and investment securities decreased $5,176,160 from $49,513,885 on March 31, 1999, to $44,337,725 on June 30, 1999. The
decrease was due to investment funds being utilized to repay FHLB advances and originate mortgage and consumer loans.

Deposits totaled $85,180,868 on June 30, 1999, an increase of $1,853,997 from $83,326,871 on March 31, 1999. The increase in deposits is primarily due to a successful special certificate of deposit promotion and the Bank's high performance checking account program.

Stockholders' equity was $12,160,819 on June 30, 1999, compared to $12,559,541 on March 31, 1999. The small change in stockholders' equity was the result of an increase in the unrealized loss on investment securities.

RESULTS OF OPERATIONS
---------------------

Net earnings for the Company's first fiscal quarter ended June 30, 1999 were $269,417 compared to $185,638 for the comparable quarter in 1998. The increase was due to an increase in net interest income after provision for loan losses and an increase in total non-interest income, which was partially offset, by an increase in total non-interest expense.

Basic earnings per share for the quarter ended June 30, 1999 was $0.39 per share while diluted earnings per share was $0.38. Basic earnings per share was calculated based on 690,886 average shares outstanding and diluted earnings per share was calculated based on 717,798 average shares outstanding. Basic earnings per share for the comparable quarter ended June 30, 1998 was $0.24 per share while diluted earnings per share was $0.23. Basic earnings per share was calculated based on 763,500 average shares outstanding and diluted earnings per share was calculated based on 800,222 average shares outstanding.

Net interest income after provision for loan losses was $912,720 for the quarter ended June 30, 1999 compared to $771,586 for the quarter ended June 30, 1998, an increase of $141,134. This increase was a result of total interest income increasing $110,943 from $2,224,845 in 1998 to $2,335,788 in 1999 while total interest expense decreased $16,488 from $1,438,259 in 1998 to $1,421,771 in 1999. The increase in total interest income was due to an increase in total interest-bearing assets while the decrease in total interest expense was a result of a decrease in the average cost of deposits.

Total non-interest income increased from $130,075 for the quarter ended June 30, 1998 to $186,643 for the quarter ended June 30, 1999. The increase was primarily due to higher service charge income and other income from the Bank's service corporation.

The Company's total non-interest expense for the three months ended June 30, 1999 was $680,956 compared to $613,430 for the comparable quarter in 1998. The increase was primarily due to increases in compensation and benefits expense, occupancy and equipment expense, data processing expense, and other expense due to costs related to Year 2000 compliance issues.

PROVISION FOR LOAN LOSSES
-------------------------

For the three months ended June 30, 1999 the Company recorded $1,297 in provision for loan losses in accordance with its classification of assets policy. The Company's loan portfolio consists primarily of one-to-four family mortgage loans, and has experienced minimal charge-offs in the past two years.

At June 30, 1999, the Bank's allowance for loan losses was $308,155, or 256% of non-performing assets compared to $311,196, or 135% at March 31, 1999. The allowance for loan losses was .42% of total loans at June 30, 1999, compared to
 .45% at March 31, 1999.

At June 30, 1999, non-performing assets were $120,155 compared to $231,000 at March 31, 1999. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

Management will continue to monitor its allowance for loan losses and make additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level considered to be adequate, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future.

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (the "OTS") regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital at June 30, 1999.

                                          Actual                    Required                      Excess
                                      Amount/Percent             Amount/Percent               Amount/Percent
                                      --------------             --------------               --------------
                                                             (Dollars in Thousands)

Tangible Capital                      $11,925/ 8.90%              $2,385/2.00%                $9,540/ 6.90%

Core Leverage Capital                 $11,925/ 8.90%              $4,770/4.00%                $7,155/ 4.90%

Risk-based Capital                    $12,226/19.19%              $5,097/8.00%                $7,129/11.19%

LIQUIDITY
---------

The Bank's principal sources of funds are deposits, principal and interest payments on loans, deposits in other insured institutions, and investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan payments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the FHLB by utilizing numerous available products to meet funding needs.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at June 30, 1999 was 53.04%.

In light of the competition for deposits, the Bank may utilize the funding sources of the FHLB to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended June 30, 1999 and 1998 were $3,762,196 and $4,547,742, respectively. The decrease was primarily due to an increase in net cash used in financing activities.

Net cash provided by financing activities decreased from $12,041,449 for the three months ended June 30, 1998 compared to ($3,110,872) for the three months ended June 30, 1999. The decrease in net cash provided by financing activities was due to repayments of FHLB advances and a reduction in available-for-sale securities.

RECENT ACCOUNTING DEVELOPMENTS
------------------------------

In June of 1999, the Financial Accounting Standards board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, " to defer its effective date. SFAS No. 137 is effective for all fiscal quarters beginning after June 15, 2000, however the Company adopted the provisions of SFAS No. 133 at July 1, 1998 and utilized an option to transfer its held-to-maturity investment security portfolio to available-for-sale. Accordingly, all unrealized gains and losses were recorded at that date.

YEAR 2000 COMPLIANCE
--------------------

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processor and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company has replaced its computer hardware with Year 2000 compliant equipment and updated software with Year 2000 compliant versions. The primary service provider for the Company is Fiserv, Inc., Des Moines, Iowa. Fiserv has provided the Company with proxy test results indicating Year 2000 compliance. A specific connectivity was tested with Fiserv in March 1999. Third party vendors have identified Year 2000 issues and are completing revisions to systems and software to become Year 2000 compliant.

Security systems, heating and cooling systems and other mechanical devices on which the Company relies have been evaluated.

The approximate cost incurred by the Company to date for Year 2000 compliance is $83,000. Other expenses, if incurred, are expected to be minimal.

The Company is substantially dependent on its computer systems and the computer system of its data processor. Failure of the data center would have a serious impact on the operation of the Company and could result in an interruption of service to customers, as well as an adverse financial impact on the Company. The worse case scenario might be, (1) loss of customers due to decreased levels of customer service or loss of utilities, (2) large withdrawal requests creating deposit outflows, (3) increased employee expense if extra staff is needed to perform data processing.

The Company has prepared a contingency/business resumption plan to provide contingencies for possible serious failures of the Company's hardware, software or vendor's systems. The plan addresses recovery procedures for potential failures in the event of a Year 2000 disruption. The Company is taking the necessary steps to validate and test its contingency/business resumption plan in order to minimize the impact on operations should there be system failures.

FORWARD LOOKING STATEMENT
-------------------------

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

            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

Item 5.     Other Information
            -----------------

             As of June 30, 1999,  the Company held 323,247 shares of its common
             stock  as  treasury  stock  at  an  aggregate   purchase  price  of
             $4,763,630.

             On June 17, 1999 the Board of Directors declared a $.20 per share cash dividend to all stockholders of record on July 2, 1999, payable on July 16, 1999.

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

                              HARDIN BANCORP, INC.
                                   Registrant



Date: August 13, 1999                      /s/ Robert W. King
      ---------------                      ------------------
                                           Robert W. King, President and Chief
                                           Executive Officer (Duly Authorized
                                           Officer)






Date: August 13, 1999                      /s/ Karen K. Blankenship
      ---------------                      ------------------------
                                           Karen K. Blankenship, Senior Vice
                                           President and Secretary (Principal
                                           Accounting Officer)