Form 10QSB
period 1999-09-30
HARDIN BANCORP INC
filed 1999-11-15
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

               Class                         Outstanding at September 30, 1999
--------------------------------------------------------------------------------
      Common stock, .01 par value                           734,753

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS


PART I

FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements ......................................    Page

    Consolidated Balance Sheets......................................      1

    Consolidated Statements of Earnings..............................      2

    Consolidated Statements of Stockholders' Equity..................      3

    Consolidated Statements of Cash Flows...........................     4-5

    Notes to Consolidated Financial Statements.......................      6

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of
Operations...........................................................   7-10

PART II

OTHER INFORMATION....................................................     11

Signatures..........................................................      12

                                Hardin Bancorp, Inc. and Subsidiaries
                                     Consolidated Balance Sheets



                                                                 September 30, 1999    March 31, 1999
                                                                 ------------------    --------------
                                                                     (Unaudited)
                     Assets
Cash                                                                $     981,794      $     838,044
Interest bearing deposits                                               1,596,153          4,156,648
Investment securities available-for-sale                               39,099,619         44,519,193
Mortgage-backed securities available-for-sale                          12,305,641         12,584,419
Loans receivable, net                                                  75,580,506         69,504,900
Accrued interest receivable:
     Investment securities                                                500,148            501,114
     Mortgage-backed securities                                            86,180             91,008
     Loans receivable                                                     539,148            456,003
Real estate owned                                                          93,051                 --
Premises and equipment                                                  1,833,064          1,832,311
Stock in Federal Home Loan Bank (FHLB) of Des Moines, at cost           2,000,000          2,000,000
Deferred income taxes receivable                                          704,295            188,000
Prepaid expenses and other assets                                         458,684            384,481
                                                                    =============      =============
Total assets                                                        $ 135,778,283      $ 137,056,121
                                                                    =============      =============

                      Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                                       $  84,078,752      $  83,326,871
     Advances from borrowers for property taxes and insurance             613,405            294,424
     Advances from FHLB                                                38,000,000         40,000,000
     Accrued interest payable                                              42,680             40,949
     Current income taxes payable                                         175,278            159,367
     Accrued expenses and other liabilities                               727,820            674,969
                                                                    -------------      -------------
Total liabilities                                                     123,637,935        124,496,580
                                                                    -------------      -------------

Stockholders' equity:
     Serial preferred stock, $.01 par value;
         500,000 shares authorized, none issued or outstanding                 --                 --
     Common stock, $.01 par value; 3,500,000 shares authorized,
         1,058,000 shares issued                                           10,580             10,580
     Additional paid in capital                                        10,290,201         10,252,604
     Retained earnings                                                  8,409,061          8,097,420
     Accumulated other comprehensive loss                              (1,273,135)          (394,038)
     Unearned employee benefits                                          (532,729)          (643,395)
     Treasury stock (323,247 shares at cost)                           (4,763,630)        (4,763,630)
                                                                    -------------      -------------
Total stockholders' equity                                             12,140,348         12,559,541

                                                                    =============      =============
Total liabilities and stockholders' equity                          $ 135,778,283      $ 137,056,121
                                                                    =============      =============

See accompanying notes to unaudited consolidated financial statements.

                                             Hardin Bancorp, Inc. and Subsidiaries
                                              Consolidated Statements of Earnings
                                                          (Unaudited)

                                                       Three months ended                             Six months ended
                                                           September 30                                  September 30
                                               ---------------------------------              -------------------------------
                                                   1999                  1998                     1999                1998
                                               -----------           -----------              -----------         -----------
Interest income:
     Loans receivable                          $ 1,482,685           $ 1,358,504              $ 2,913,075         $ 2,665,755
     Mortgage-backed securities                    163,563               263,860                  332,584             547,337
     Investment securities                         667,723               575,237                1,342,330           1,144,698
     Other                                          61,028                93,168                  122,798             157,824
                                               -----------           -----------              -----------         -----------
Total interest income                            2,374,999             2,290,769                4,710,787           4,515,614
                                               -----------           -----------              -----------         -----------

Interest expense:
     Deposits                                      941,058               982,176                1,885,394           1,962,381
     FHLB advances                                 481,786               546,847                  959,221           1,004,901
                                               -----------           -----------              -----------         -----------
Total interest expense                           1,422,844             1,529,023                2,844,615           2,967,282
                                               -----------           -----------              -----------         -----------

Net interest income                                952,155               761,746                1,866,172           1,548,332
Provision for loan losses                                -                16,200                    1,297              31,200
                                               -----------           -----------              -----------         -----------

Net interest income after provision
     for loan losses                               952,155               745,546                1,864,875           1,517,132

Non-interest income:
     Service charges                               153,244                90,556                  286,219             167,659
     Loan servicing fees                             8,581                 8,071                   15,653              16,050
     Gain on sale of loans                           9,331                     -                    9,331              14,998
     Gain on sale of investments and
        mortgage-backed securities                       -               118,444                    7,164             131,046
     Other                                          92,690                37,345                  132,122              54,738
                                               -----------           -----------              -----------         -----------
Total non-interest income                          263,846               254,416                  450,489             384,491
                                               -----------           -----------

Non-interest expense:
     Compensation and benefits                     369,321               332,194                  709,462             657,917
     Occupancy and equipment                        66,853                61,544                  133,158             118,780
     Federal insurance premiums                     12,042                11,734                   23,982              23,676
     Data processing                                50,361                48,922                  100,315              83,918
     Real estate owned                               1,126                     -                    1,126                   -
     Other                                         222,252               164,271                  434,868             347,804
                                               -----------           -----------              -----------         -----------
Total non-interest expense                         721,955               618,665                1,402,911           1,232,095
                                               -----------           -----------              -----------         -----------

Earnings before income taxes                       494,046               381,297                  912,453             669,528

Income tax expense                                 157,920               137,186                  306,910             239,779
                                               -----------           -----------              -----------         -----------

Net earnings                                   $   336,126           $   244,111              $   605,543         $   429,749
                                               ===========           ===========              ===========         ===========
Net earnings per share:
     Basic                                     $      0.49           $      0.32                   $ 0.88         $      0.56
                                               ===========           ===========                =========         ===========
     Diluted                                          0.47                  0.31                     0.85                0.54
                                               ===========           ===========                =========         ===========


See accompanying notes to unaudited consolidated financial statements.

                                            Hardin Bancorp, Inc. and Subsidiaries
                                       Consolidated Statements of Stockholders' Equity
                                         For the Six Months Ended September 30, 1999
                                                         (Unaudited)
                                                                                                  Accumulated
                                                                   Additional                         Other        Unearned
                                                      Common         Paid-in        Retained     Comprehensive     Employee
                                                      Stock          Capital        Earnings          Loss         Benefits
                                                   -----------    -----------    -----------     -----------     -----------
Balance at  March 31, 1999                         $    10,580     10,252,604      8,097,420        (394,038)       (643,395)
Comprehensive income:
     Net earnings                                           --             --        605,543              --              --
     Change in net unrealized loss on securities
       available for sale, net of tax                       --             --             --        (879,097)             --
                                                   -----------    -----------    -----------     -----------     -----------
            Total comprehensive income (loss)               --             --        605,543        (879,097)             --
                                                   -----------    -----------    -----------     -----------     -----------
Allocation of ESOP shares                                   --         37,597             --              --          58,500
Amortization of recognition and retention plan              --             --             --              --          52,166
Dividends declared ($.20 per share)                         --             --       (293,902)             --              --
                                                   ===========    ===========    ===========     ===========     ===========
Balance at September 30, 1999                      $    10,580     10,290,201      8,409,061      (1,273,135)       (532,729)
                                                   ===========    ===========    ===========     ===========     ===========
                                                                       Total
                                                    Treasury      Shareholders'
                                                       Stock          Equity
                                                    -----------     -----------
Balance at  March 31, 1999                           (4,763,630)     12,559,541
Comprehensive income:
     Net earnings                                            --         605,543
     Change in net unrealized loss on securities
       available for sale, net of tax                        --        (879,097)
                                                    -----------     -----------
            Total comprehensive income (loss)                --        (273,554)
                                                    -----------     -----------
Allocation of ESOP shares                                    --          96,097
Amortization of recognition and retention plan               --          52,166
Dividends declared ($.20 per share)                          --        (293,902)
                                                    ===========     ===========
Balance at September 30, 1999                        (4,763,630)     12,140,348
                                                    ===========     ===========

See accompanying notes to unaudited consolidated financial statements

                               Hardin Bancorp, Inc. and Subsidiaries
                               Consolidated Statements of Cash Flows
                        For the Six Months Ended September 30, 1999 and 1998
                                            (Unaudited)

                                                                           1999            1998
                                                                       -----------      ----------
Operating Activities:
Net Earnings                                                           $   605,543         429,749
Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Provision for losses on loans                                        1,297          31,200
        Depreciation                                                        70,670          65,183
        Premium accretion and amortization
           of discounts and deferred loan fees, net                         29,993        (182,644)
        Net gain on sale of loans and investment and
           mortgage-backed securities                                      (16,495)       (146,044)
        Origination of loans held for sale                                      --      (1,896,140)
        Proceeds from sales of loans                                       674,218         590,680
        Allocation of ESOP shares                                           96,097              --
        Amortization of deferred Recognition
           and Retention Plan (RRP)                                         52,166          44,109
        Changes in asset and liabilities:
              Interest receivable                                          (77,351)         (9,104)
              Other assets                                                 (74,203)        (84,898)
              Accrued interest payable                                       1,731           5,647
              Accrued expense and other liabilities                         38,156         131,373
              Income taxes payable                                          15,911        (158,423)
                                                                                       -----------
                                                                       -----------     -----------
Net cash provided by (used in) operating activities                      1,417,733      (1,179,312)
                                                                       -----------     -----------

Investing Activities:
        Net increase in loans receivable                                (6,840,987)     (5,094,015)
        Proceeds from sales of loans                                            --         371,770
        Principal payments on mortgage-backed & related securities:
           Available-for-sale                                            4,728,615       1,324,085
           Held-to-maturity                                                     --       1,026,694
        Proceeds from sales of available-for-sale
           mortgage-backed securities                                      363,166              --
        Purchase of available-for-sale investment securities            (1,810,904)    (16,117,348)
        Proceeds from maturities of available-for-sale
           investment securities                                                --       8,000,000
        Proceeds from sales of available for sale
           investment securities                                         1,005,400       7,817,418
        Purchase of stock in FHLB of Des Moines                                 --        (500,000)
        Purchase of office properties and equipment                        (71,423)       (182,755)
                                                                                       -----------
                                                                       -----------     -----------
Net cash used in investing activities                                  $(2,626,133)     (3,354,151)
                                                                       -----------     -----------

                               Hardin Bancorp, Inc. and Subsidiaries
                               Consolidated Statements of Cash Flows
                       For the Six Months Ended September 30, 1999 and 1998
                                            (Unaudited)

                                                                         1999             1998
                                                                    -------------    ------------
Financing Activities:
        Net increase in savings deposits                            $    751,881        1,882,434
        Proceeds from FHLB advances                                   14,000,000       15,000,000
        Repayments of FHLB advances                                  (16,000,000)      (5,500,000)
        Net decrease in advances from borrowers for
           taxes and insurance                                           318,981          273,572
        Payment of dividends                                            (279,207)        (221,357)
        Purchase of treasury stock                                            --         (136,192)
                                                                    ------------     ------------
Net cash (used in) provided by financing activities                   (1,208,345)      11,298,457
                                                                    ------------     ------------

(Decrease) increase in cash                                           (2,416,745)       6,764,994

Cash and equivalents at beginning of period                            4,994,692        3,781,801
                                                                    ------------     ------------
Cash and equivalents at end of period                               $  2,577,947       10,546,795
                                                                    ============     ============

Supplemental disclosure of cash flow information:
   Cash paid for:
           Interest                                                 $  2,842,884        2,961,635
           Income taxes, net of refunds                             $    290,999          398,202
Non-cash investing and financing:
        Dividends declared and payable                              $    146,951          122,459
        Loans transferred to real estate owned                      $     93,051               --
        Transfer of investment and mortgage-backed securities
           from held-to-maturity to available-for-sale                        --       19,951,798

See accompanying notes to unaudited consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)   Basis of Presentation

         The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's Annual Report for the year ended March 31, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the six-month period ended September 30, 1999 is not necessarily indicative of the results, which may be expected for the entire year. The March 31, 1999 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2)   Earnings Per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares (stock options) outstanding during the period.

         The shares used in the calculation of basic and diluted earnings per share are shown below:

                                     For the three months ended   For the six months ended
                                             September 30,              September 30,
                                            1999       1998            1999       1998
                                          -------    -------         -------    -------
Basic weighted average shares             689,886    761,216         690,383    762,352
Common stock equivalents/stock options     24,615     30,716          25,541     34,134
                                          -------    -------         -------    -------
Diluted weighted average shares           714,501    791,932         715,924    796,486
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

                                              For the three months ended     For the six months ended
                                                     September 30,                  September 30,
                                                  1999           1998            1999          1998
                                               ----------     ----------     ----------     ----------
Unrealized holding gains (losses)                (525,470)       420,740     (1,388,228)       603,329
Less:  reclassification adjustment
           for gains included in net income         7,164        318,750          7,164        449,796
                                               ----------     ----------     ----------     ----------
Net unrealized gains (losses) on securities      (532,634)       101,990     (1,395,392)       153,533
Income tax  benefit                              (197,075)       (37,736)      (516,295)       (56,807)
                                               ----------     ----------     ----------     ----------
Other comprehensive income (loss)                (335,559)        64,254       (879,097)        96,726
                                               ==========     ==========     ==========     ==========

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

FINANCIAL CONDITION
-------------------

Consolidated assets of Hardin Bancorp, Inc. were $135,778,283 as of September 30, 1999, as compared to $137,056,121, on March 31, 1999, a decrease of $1,277,838. The decrease was primarily due to a decrease in investment securities and interest-bearing deposits partially offset by an increase in loans.

Loans receivable, net, increased to $75,580,506 on September 30, 1999 from $69,504,900 on March 31, 1999, an increase of $6,075,606. Mortgage-backed securities decreased $278,778 to $12,305,641 on September 30, 1999, from $12,584,419 on March 31, 1999. The decrease in mortgage-backed securities and the increase in loans reflect the Bank's plan to increase the loan portfolio and decrease mortgage-backed securities.

Cash, interest bearing deposits and investment securities decreased $7,836,319 from $49,513,885 on March 31, 1999, to $41,677,566 on September 30, 1999. The
decrease was due to investment funds being utilized to repay FHLB advances and originate mortgage and consumer loans.

Deposits totaled $84,078,752 on September 30, 1999, an increase of $751,881 from $83,326,871 on March 31, 1999. The increase in deposits was primarily due to a successful special certificate of deposit promotion and the Bank's high performance checking account program.

Stockholders' equity was $12,140,348 on September 30, 1999, compared to $12,559,541 on March 31, 1999. The change in stockholders' equity was the result of an increase in the unrealized loss on investment securities due to an increase in interest rates, which causes the market value of fixed rate securities to decline.

RESULTS OF OPERATIONS
---------------------

Net earnings for the Company's quarter ended September 30, 1999 were $336,126 compared to $244,111 for the comparable quarter in 1998. The increase was due to an increase in net interest income after provision for loan losses and an increase in total non-interest income, which was partially offset, by an increase in total non-interest expense.

Basic earnings per share for the quarter ended September 30, 1999 was $0.49 per share while diluted earnings per share was $0.47. Basic earnings per share for the quarter ended September 30, 1999 were calculated based on 689,886 average shares outstanding and diluted earnings per share were calculated based on 714,501 average shares outstanding. Basic earnings per share for the comparable quarter ended September 30, 1998 was $0.32 per share while diluted earnings per share was $0.31. Basic earnings per share for the quarter ended September 30, 1998 were calculated based on 761,216 average shares outstanding and diluted earnings per share were calculated based on 791,932 average shares outstanding.

Net interest income after provision for loan losses was $952,155 for the quarter ended September 30, 1999 compared to $745,546 for the quarter ended September 30, 1998, an increase of $206,609. This increase was a result of total interest income increasing $84,230 from $2,290,769 in 1998 to $2,374,999 in 1999 while total interest expense decreased $106,179 from $1,529,023 in 1998 to $1,422,844 in 1999. The increase in total interest income was due to an increase in the average yield on interest earning assets while the decrease in total interest expense was a result of a decrease in the average cost of deposits.

Total non-interest income increased from $254,416 for the quarter ended September 30, 1998 to $263,846 for the quarter ended September 30, 1999. The increase was primarily due to higher service charge income and other income from the Bank's service corporation partially offset by gains on sales of investment securities recognized in 1998.

The Company's total non-interest expense for the three months ended September 30, 1999 was $721,955 compared to $618,665 for the comparable quarter in 1998. The increase was primarily due to increases in compensation and benefits expense, occupancy and equipment expense, data processing expense, and other expense related to Year 2000 compliance issues.

Net earnings for the six months ended September 30, 1999, were $605,543 compared to $429,749 for the six months ended September 30, 1998, an increase of $175,794. The increase was primarily due to increases in net interest income and non-interest income, partially offset, by an increase in total non-interest expense.

Net interest income after provision for loan losses for the six month period ended September 30, 1999 was $1,864,875 compared to $1,517,132 for the six month period ended September 30, 1998, an increase of $347,743. The increase was due to an increase in the Bank's net interest margin.

Non-interest income for the six months ended September 30, 1999, was $450,489 compared to $384,491 for the six month period a year earlier, an increase of $65,998. The increase was due to an increase in service charges and other non-interest income offset by gains on sales of investment securities in 1998.

The Company's non-interest expense for the six months ended September 30, 1999 was $1,402,911, compared to $1,232,095 for the six months ended September 30, 1998, an increase of $170,816. The increase was due to an increase in compensation and benefits, occupancy and equipment expense, data processing expense and other non-interest expense related to Year 2000 issues.

PROVISION FOR LOAN LOSSES
-------------------------

For the three months ended September 30, 1999 the Company did not record a provision for loan losses in accordance with its classification of assets policy. The Company's loan portfolio consists primarily of one to four family loans, and has experienced minimal charge-offs in the past two years.

At September 30, 1999, the Bank's allowance for loan losses was $308,155, or 117% of non-performing assets compared to $311,196, or 135% at March 31, 1999. The allowance for loan losses was .41% of total loans at September 30, 1999, compared to .45% at March 31, 1999.

At September 30, 1999, non-performing assets were $263,594 compared to $231,000 at March 31, 1999. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

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

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (the "OTS") regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital at September 30, 1999.

                              Actual               Required           Excess
                          Amount/Percent        Amount/Percent    Amount/Percent
                          --------------        --------------    --------------
                                             (Dollars in Thousands)
Tangible Capital          $12,388/ 9.09%         $2,044/1.50%     $10,344/ 7.59%

Core Leverage Capital     $12,388/ 9.09%         $4,088/3.00%      $8,300/ 6.09%

Risk-based Capital        $12,689/20.13%         $5,044/8.00%      $7,645/12.13%

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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at September 30, 1999 was 53.69%.

In light of the competition for deposits, the Bank may utilize the funding sources of the FHLB to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 1999 and 1998 were $2,577,947 and $10,546,795 respectively. The decrease was primarily due to an increase in net cash used in financing activities.

Net cash provided by financing activities decreased from $11,298,457 for the six months ended September 30, 1998 compared to ($1,208,345) for the six months ended September 30, 1999. The decrease in net cash provided by financing activities was due to repayments of FHLB advances and a reduction in available-for-sale securities.

RECENT ACCOUNTING DEVELOPMENTS
------------------------------

In June of 1999, the Financial Accounting Standards board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, " to defer its effective date. SFAS No. 137 is effective for all fiscal quarters beginning after June 15, 2000, however the Company adopted the provisions of SFAS No. 133 at July 1, 1998 and utilized an option to transfer its held-to-maturity investment security portfolio to available-for-sale. Accordingly, all unrealized gains and losses were recorded at that date. The Company does not have any financial instruments considered to be derivatives under the provisions of SFAS No. 133.

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

The Company has prepared a contingency/business resumption plan to provide contingencies for possible serious failures of the Company's hardware, software or vendor's systems. The plan addresses recovery procedures for potential failures in the event of a Year 2000 disruption. The Company has taken the necessary steps to validate and test its contingency/business resumption plan in order to minimize the impact on operations should there be system failures.

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

            None.

Item 3.     Defaults Upon Senior Securities
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            On July 22, 1999, the annual meeting of stockholders was held at the Hardin United Methodist Church Fellowship Hall located at 101 Northeast 1st Street, Hardin, Missouri.

            The meeting was conducted with a quorum present in person, or by proxy. Matters, which were submitted to and approved by a majority of stockholders, were as follows:

            1. The  election  of two  directors  of the  Company  for three year terms. Robert King received 631,878 votes for and 14,740 votes were withheld. David Lodwick received 631,478 votes for, and 15,140 votes were withheld.

            2. The  ratification  of the  appointment of KPMG as the auditors of the Company for the fiscal year ending March 31, 2000. Votes for KPMG were 628,727, votes against were 11,840 and votes abstaining were 6,051.


Item 5.     Other Information
            -----------------

             As of September 30, 1999, the Company held 323,247 shares of its common stock as treasury stock at an aggregate purchase price of $4,763,630.

            On September 16, 1999 the Board of Directors declared a $.20 per share cash dividend to all stockholders of record on October 1, 1999, payable on October 15, 1999.

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



Date: November 15, 1999                /s/ Robert W. King
      -----------------                ------------------
                                       Robert W. King, President and Chief
                                       Executive Officer (Duly Authorized
                                       Officer)



Date: November 15, 1999                /s/ Karen K. Blankenship
      -----------------                ------------------------
                                       Karen K. Blankenship, Senior Vice
                                       President and Secretary (Principal
                                       Accounting Officer)