Form 10QSB
period 1999-12-31
HARDIN BANCORP INC
filed 2000-02-14
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

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

                       Yes  [ X ]         No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                             Outstanding at December 31, 1999
--------------------------------------------------------------------------------
Common stock, .01 par value                              732,753

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS


PART I

FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements

    Consolidated Balance Sheets

    Consolidated Statements of Earnings

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of
Operations

PART II

OTHER INFORMATION

Signatures

                                          Hardin Bancorp, Inc. and Subsidiaries
                                               Consolidated Balance Sheets



                                                                        December 31, 1999    March 31, 1999
                                                                           -------------      -------------
                                                                            (Unaudited)
                                     Assets
Cash                                                                       $   1,221,624      $     838,044
Interest bearing deposits                                                      2,333,768          4,156,648
Investment securities available-for-sale                                      37,402,809         44,519,193
Mortgage-backed securities available-for-sale                                 11,674,853         12,584,419
Loans receivable, net                                                         75,655,320         69,504,900
Accrued interest receivable:
     Investment securities                                                       453,857            501,114
     Mortgage-backed securities                                                   82,627             91,008
     Loans receivable                                                            528,641            456,003
Real estate owned                                                                 93,051               --
Premises and equipment                                                         1,817,822          1,832,311
Stock in Federal Home Loan Bank (FHLB) of Des Moines, at cost                  2,015,000          2,000,000
Deferred income taxes receivable                                               1,014,169            188,000
Prepaid expenses and other assets                                                332,647            384,481
                                                                           -------------      -------------
Total assets                                                               $ 134,626,188      $ 137,056,121
                                                                           =============      =============
                      Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                              $  85,367,822      $  83,326,871
     Advances from borrowers for property taxes and insurance                    195,402            294,424
     Advances from FHLB                                                       36,300,000         40,000,000
     Accrued interest payable                                                     43,845             40,949
     Current income taxes payable                                                157,481            159,367
     Accrued expenses and other liabilities                                      706,695            674,969
                                                                           -------------      -------------
Total liabilities                                                            122,771,245        124,496,580
                                                                           -------------      -------------
Stockholders' equity:
     Serial preferred stock, $.01 par value;
         500,000 shares authorized, none issued or outstanding                      --                 --
     Common stock, $.01 par value; 3,500,000 shares authorized,
         1,058,000 shares issued                                                  10,580             10,580
     Additional paid in capital                                               10,306,031         10,252,604
     Retained earnings                                                         8,613,165          8,097,420
     Accumulated other comprehensive loss                                     (1,800,757)          (394,038)
     Unearned employee benefits                                                 (481,446)          (643,395)
     Treasury stock (325,247 and 323,247 shares at cost, respectively)        (4,792,630)        (4,763,630)
                                                                           -------------      -------------
Total stockholders' equity                                                    11,854,943         12,559,541

                                                                           -------------      -------------
Total liabilities and stockholders' equity                                 $ 134,626,188      $ 137,056,121
                                                                           =============      =============

See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                             Three months ended            Nine months ended
                                                December 31,                   December 31,
                                         -------------------------     -------------------------
                                            1999           1998           1999           1998
                                         ----------     ----------     ----------     ----------
Interest income:
     Loans receivable                    $1,553,225     $1,360,212     $4,466,300     $4,025,967
     Mortgage-backed securities             173,909        242,204        506,493        789,541
     Investment securities                  665,967        465,084      2,008,297      1,609,782
     Other                                   57,135        150,108        179,933        307,932
                                         ----------     ----------     ----------     ----------
Total interest income                     2,450,236      2,217,608      7,161,023      6,733,222
                                         ----------     ----------     ----------     ----------

Interest expense:
     Deposits                               939,397        980,127      2,824,791      2,942,508
     FHLB advances                          488,864        518,990      1,448,085      1,523,891
                                         ----------     ----------     ----------     ----------
Total interest expense                    1,428,261      1,499,117      4,272,876      4,466,399
                                         ----------     ----------     ----------     ----------

Net interest income                       1,021,975        718,491      2,888,147      2,266,823

Provision for loan losses                      --           18,800          1,297         50,000
                                         ----------     ----------     ----------     ----------

Net interest income after provision
     for loan losses                      1,021,975        699,691      2,886,850      2,216,823
                                         ----------     ----------     ----------     ----------

Non-interest income:
     Service charges                        155,170        129,933        441,389        297,592
     Loan servicing fees                      6,849          5,571         22,502         21,621
     Gain on sale of loans                     --           75,063          9,331         90,061
     Gain on sale of investments and
        mortgage-backed securities             --          318,750          7,164        449,796
     Other                                   65,485         42,488        197,607         97,226
                                         ----------     ----------     ----------     ----------
Total non-interest income                   227,504        571,805        677,993        956,296
                                         ----------     ----------     ----------     ----------

Non-interest expense:
     Compensation and benefits              376,393        349,178      1,085,855      1,007,095
     Occupancy and equipment                 63,287         57,618        196,445        176,398
     Federal insurance premiums              12,622         11,507         36,604         35,183
     Data processing                         52,121         40,298        152,436        124,216
     Real estate owned                        1,580           --            2,706           --
     Other                                  211,619        185,169        646,487        532,973
                                         ----------     ----------     ----------     ----------
Total non-interest expense                  717,622        643,770      2,120,533      1,875,865
                                         ----------     ----------     ----------     ----------

Earnings before income taxes                531,857        627,726      1,444,310      1,297,254

Income tax expense                          181,203        227,884        488,113        467,663
                                         ----------     ----------     ----------     ----------

Net earnings                             $  350,654     $  399,842     $  956,197     $  829,591
                                         ==========     ==========     ==========     ==========

Net earnings per share:
     Basic                               $     0.51     $     0.58     $     1.39     $     1.12
                                         ==========     ==========     ==========     ==========
     Diluted                                   0.49           0.55           1.34           1.07
                                         ==========     ==========     ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                                                                Hardin Bancorp, Inc. and Subsidiaries
                                                           Consolidated Statements of Stockholders' Equity
                                                             For the Nine Months Ended December 31, 1999
                                                                             (Unaudited)



                                                                                                 Accumulated
                                                                  Additional                       Other           Unearned
                                                    Common         Paid-in        Retained      Comprehensive      Employee
                                                     Stock         Capital        Earnings          Loss           Benefits
                                                 -------------- --------------- --------------  -------------  -----------------
Balance at  March 31, 1999                            $ 10,580      10,252,604      8,097,420       (394,038)          (643,395)
Comprehensive income:
     Net earnings                                            -               -        956,197              -                  -
     Change in net unrealized loss on securities
       available for sale, net of tax                        -               -              -     (1,406,719)                 -
                                                 -------------- --------------- --------------  -------------  -----------------
            Total comprehensive income (loss)                -               -        956,197     (1,406,719)                 -
                                                 -------------- --------------- --------------  -------------  -----------------
Allocation of ESOP shares                                    -          53,427              -              -             88,680
Amortization of recognition and retention plan               -               -              -              -             73,269
Repurchase of common stock                                   -               -              -              -                  -
Dividends declared ($.20 per share)                          -               -       (440,452)             -                  -
                                                 -------------- --------------- --------------  -------------  -----------------
Balance at December 31, 1999                          $ 10,580    $ 10,306,031      8,613,165     (1,800,757)          (481,446)
                                                 ============== =============== ==============  =============  =================
                                                                        Total
                                                      Treasury      Shareholders'
                                                        Stock          Equity
                                                    --------------  --------------
Balance at  March 31, 1999                             (4,763,630)     12,559,541
Comprehensive income:
     Net earnings                                               -         956,197
     Change in net unrealized loss on securities
       available for sale, net of tax                           -      (1,406,719)
                                                    --------------  --------------
            Total comprehensive income (loss)                   -        (450,522)
                                                    --------------  --------------
Allocation of ESOP shares                                       -         142,107
Amortization of recognition and retention plan                  -          73,269
Repurchase of common stock                                (29,000)        (29,000)
Dividends declared ($.20 per share)                             -        (440,452)
                                                    --------------  --------------
Balance at December 31, 1999                           (4,792,630)     11,854,943
                                                    ==============  ==============

See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                                1999                1998
                                                                            ------------           -------
Operating Activities:
Net Earnings                                                                $    956,197           829,591
Adjustments to reconcile net earnings
       to net cash provided by operating activities:
            Provision for losses on loans                                          1,297            50,000
            Depreciation                                                         105,497            97,819
            Premium accretion and amortization
                 of discounts and deferred loan fees, net                         42,969          (171,741)
            Net gain on sale of loans and investment and
                 mortgage-backed securities                                      (16,495)         (539,857)
            Origination of loans held for sale                                      --          (3,204,865)
            Proceeds from sales of loans                                         674,218         3,485,600
            Allocation of ESOP shares                                            142,107              --
            Amortization of deferred Recognition
                 and Retention Plan (RRP)                                         73,269            66,457
            Changes in asset and liabilities:
                      Interest receivable                                        (17,000)           84,459
                      Other assets                                                51,834          (106,775)
                      Accrued interest payable                                     2,896             9,951
                      Accrued expense and other liabilities                       17,431           206,726
                      Income taxes payable                                        (1,886)          (60,538)
                                                                            ------------      ------------
Net cash provided by operating activities                                      2,032,334           746,827
                                                                            ------------      ------------
Investing Activities:
            Net increase in loans receivable                                  (6,591,703)       (6,034,725)
            Principal payments on mortgage-backed & related securities:
                 Available-for-sale                                            5,870,049         4,186,148
                 Held-to-maturity                                                   --           1,026,694
            Proceeds from sales of available-for-sale
                 mortgage-backed securities                                      363,166              --
            Purchase of available-for-sale investment securities              (1,810,904)      (32,244,489)
            Purchase of loans serviced by other institutions                    (328,406)             --
            Proceeds from maturities of available-for-sale
                 investment securities                                           340,000         8,000,000
            Proceeds from sales of available for sale
                 investment securities                                         1,005,400        18,341,167
            Purchase of stock in FHLB of Des Moines                              (15,000)         (500,000)
            Purchase of office properties and equipment                          (91,008)         (203,560)
                                                                            ------------      ------------
Net cash used in investing activities                                       $ (1,258,406)       (7,428,765)
                                                                            ------------      ------------

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)
                                                                                1999                1998
                                                                            ------------           -------
Financing Activities:
            Net increase in savings deposits                                $  2,040,951         4,675,977
            Proceeds from FHLB advances                                       26,800,000        18,000,000
            Repayments of FHLB advances                                      (30,500,000)      (12,500,000)
            Net decrease in advances from borrowers
                 for taxes and insurance                                         (99,022)         (121,569)
            Payment of dividends                                                (426,157)         (343,816)
            Purchase of treasury stock                                           (29,000)       (1,446,854)
                                                                            ------------      ------------
Net cash (used in) provided by financing activities                           (2,213,228)        8,263,738
                                                                            ------------      ------------

(Decrease) increase in cash                                                   (1,439,300)        1,581,800

Cash and equivalents at beginning of period                                    4,994,692         3,781,801
                                                                            ------------      ------------
Cash and equivalents at end of period                                       $  3,555,392         5,363,601
                                                                            ============      ============

Supplemental disclosure of cash flow information:
    Cash paid for:
                 Interest                                                   $  4,269,980         4,456,448
                 Income taxes, net of refunds                               $    489,999           528,201
Non-cash investing and financing:
            Dividends declared and payable                                  $    146,951           118,319
            Loans transferred to real estate owned                          $     93,051              --
            Transfer of investment and mortgage-backed securities
                 from held-to-maturity to available-for-sale                        --          19,951,798

See accompanying notes to unaudited consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)   Basis of Presentation

         The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's Annual Report for the year ended March 31, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the nine-month period ended December 31, 1999 is not necessarily indicative of the results, which may be expected for the entire year. The March 31, 1999 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2) Earnings Per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares (stock options) outstanding during the period.

         The shares used in the calculation of basic and diluted earnings per share are shown below:

                                                  For the three months ended        For the nine months ended
                                                        December 31,                      December 31,
                                                     1999          1998                1999          1998
                                                     ----          ----                ----          ----
Basic weighted average shares                          689,516       691,546             690,093       738,664
Common stock equivalents/stock options                  22,024        30,833              24,399        33,059
                                                 ----------------------------     -----------------------------
Diluted weighted average shares                        711,540       722,379             714,492       771,723
                                                 ============================     =============================

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

                                               For the three months ended          For the nine months ended
                                                      December 31,                        December 31,
                                                   1999            1998               1999            1998
                                                   ----            ----               ----            ----
Unrealized holding gains (losses)                   (837,496)      (129,924)        (2,225,724)        154,655
Less:  reclassification adjustment
           for gains included in net income                -        318,750              7,164         449,796
                                              ------------------------------      -----------------------------
Net unrealized gains (losses) on securities         (837,496)      (448,674)        (2,232,888)       (295,141)
Income tax  benefit (expense)                        309,873       (163,923)           826,169        (107,116)
                                              ------------------------------      -----------------------------
Other comprehensive income (loss)                   (527,623)      (284,751)        (1,406,719)       (188,025)
                                              ==============================      =============================

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

FINANCIAL CONDITION

Consolidated assets of Hardin Bancorp, Inc. were $134,626,188 as of December 31, 1999, as compared to $137,056,121, on March 31, 1999, a decrease of $2,429,933.
The decrease was primarily due to a decrease in investment securities and interest-bearing deposits partially offset by an increase in loans.

Loans receivable, net, increased to $75,655,320 on December 31, 1999 from $69,504,900 on March 31, 1999, an increase of $6,150,420. Mortgage-backed securities decreased $909,566 to $11,674,853 on December 31, 1999, from $12,584,419 on March 31, 1999. The decrease in mortgage-backed securities and the increase in loans reflect the Bank's plan to increase the loan portfolio and decrease mortgage-backed securities.

Cash, interest bearing deposits and investment securities decreased $8,555,684 from $49,513,885 on March 31, 1999, to $40,958,201 on December 31, 1999. The
decrease was due to investment funds being utilized to repay FHLB advances and originate mortgage and consumer loans.

Deposits totaled $85,367,822 on December 31, 1999, an increase of $2,040,951 from $83,326,871 on March 31, 1999. The increase in deposits was primarily due to a successful special certificate of deposit promotion and the Bank's high performance checking account program.

Stockholders' equity was $11,854,943 on December 31, 1999, compared to $12,559,541 on March 31, 1999. The decrease in stockholders' equity was the result of an increase in the unrealized loss on investment securities offset by the increase in retained earnings and by a reduction in unearned employee benefits.

RESULTS OF OPERATIONS

Net earnings for the Company's quarter ended December 31, 1999 were $350,654 compared to $399,842 for the comparable quarter in 1998. The relatively small decrease in earnings was primarily due to a reduction in the gain on sales of loans, investments and mortgage-backed securities, offset by an increase in net interest income after provision for loan losses.

Basic earnings per share for the quarter ended December 31, 1999 were $0.51 while diluted earnings per share were $0.49. Basic earnings per share for the quarter ended December 31, 1999 were calculated based on 689,516 average shares outstanding and diluted earnings per share were calculated based on 711,540 average shares outstanding. Basic earnings per share for the comparable quarter ended December 31, 1998 were $0.58 while diluted earnings per share were $0.55. Basic earnings per share for the quarter ended December 31, 1998 were calculated based on 691,546 average shares outstanding and diluted earnings per share were calculated based on 722,379 average shares outstanding.

Net interest income after provision for loan losses was $1,021,975 for the quarter ended December 31, 1999 compared to $699,691 for the quarter ended December 31, 1998, an increase of $322,284. This increase was a result of total interest income increasing $232,628 from $2,217,608 in 1998 to $2,450,236 in 1999 while total interest expense decreased $70,856 from $1,499,117 in 1998 to $1,428,261 in 1999. The increase in total interest income was due to an increase in the average yield on interest earning assets while the decrease in total interest expense was a result of a decrease in the average cost of deposits.

Total non-interest income decreased from $571,805 for the quarter ended December 31, 1998 to $227,504 for the quarter ended December 31, 1999. The decrease was primarily due to a reduction in gains on the sale of loans, investments and mortgage-backed securities.

The Company's total non-interest expense for the three months ended December 31, 1999 was $717,622 compared to $643,770 for the comparable quarter in 1998. The increase was primarily due to increases in compensation and benefits expense, occupancy and equipment expense, data processing expense, and other expense related to Year 2000 compliance issues.

Net earnings for the nine months ended December 31, 1999, were $956,197 compared to $829,591 for the nine months ended December 31, 1998, an increase of $126,606. The increase was primarily due to an increase in net interest income, partially offset by a reduction in the gain on sale of loans, investments and mortgage-backed securities and by an increase in total non-interest expense.

Basic earnings per share for the nine months ended December 31, 1999 were $1.39 while diluted earnings per share were $1.34. Basic earnings per share for nine months ended December 31, 1999 were calculated based on 690,093 average shares outstanding and diluted earnings per share were calculated based on 714,492 average shares outstanding. Basic earnings per share for the nine months ended December 31, 1998 were $1.12 while diluted earnings per share were $1.07. Basic earnings per share for the similar period ended December 31, 1998 were calculated based on 738,664 average shares outstanding and diluted earnings per share were calculated based on 771,723 average shares outstanding.

Net interest income after provision for loan losses for the nine month period ended December 31, 1999 was $2,886,650 compared to $2,216,823 for the nine month period ended December 31, 1998, an increase of $670,027. The increase was due to an increase in the Bank's net interest margin as total interest income increased $427,801, while total interest expense decreased $193,523. The increase in total interest income was due to an increase in loans receivable, net and an increase in the average yield on investments, while the decrease in total interest expense was a result of growth in lower costing transaction accounts.

Non-interest income for the nine months ended December 31, 1999, was $677,993 compared to $956,296 for the nine month period a year earlier, a decrease of $278,303. The decrease was primarily due to a reduction in gains on sales of loans, investments and mortgage-backed securities. Other non-interest income increased by $100,381 primarily due as a result of increased income generated by the Bank's service corporation and a life insurance benefit.

The Company's non-interest expense for the nine months ended December 31, 1999 was $2,120,533, compared to $1,875,865 for the nine months ended December 31, 1998, an increase of $244,668. The increase was due to an increase in compensation and benefits, occupancy and equipment expense, data processing expense and other non-interest expense related to Year 2000 issues. The approximate cost incurred by the Company to date for Year 2000 compliance was $83,000.

PROVISION FOR LOAN LOSSES

For the three months ended December 31, 1999 the Company did not record a provision for loan losses in accordance with its classification of assets policy. The Company's loan portfolio consists primarily of one to four family loans, and has experienced minimal charge-offs in the past two years.

At December 31, 1999, the Bank's allowance for loan losses was $306,859, or 141% of non-performing assets compared to $311,196, or 135% at March 31, 1999. The allowance for loan losses was .41% of total loans at December 31, 1999, compared to .45% at March 31, 1999.

At December 31, 1999, non-performing assets were $217,668 compared to $231,000 at March 31, 1999. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

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

CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (the "OTS") regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital at December 31, 1999.

                                             Actual                         Required                        Excess
                                         Amount/Percent                  Amount/Percent                 Amount/Percent
                                         --------------                  --------------                 --------------
                                                                     (Dollars in Thousands)
Tangible Capital                         $12,805/ 9.43%                  $2,038/ 1.50%                  $10,767/ 7.93%

Core Leverage Capital                    $12,805/ 9.43%                  $4,076/ 3.00%                   $8,729/ 6.43%

Risk-based Capital                       $13,106/18.77%                  $5,586/ 8.00%                   $7,520/10.77%

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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at December 31, 1999 was 27.13%.

In light of the competition for deposits, the Bank may utilize the funding sources of the FHLB to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended December 31, 1999 and 1998 were $3,555,392 and $5,363,601, respectively. The decrease was primarily due to an increase in net cash used in financing activities.

Net cash provided by financing activities decreased from $8,263,738 for the nine months ended December 31, 1998 compared to ($2,213,228) for the nine months ended December 31, 1999. The decrease in net cash provided by financing activities was due to repayments of FHLB advances and a reduction in available-for-sale securities.

RECENT ACCOUNTING DEVELOPMENTS

In June 1999, the Financial Accounting Standards board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, " to defer its effective date. SFAS No. 137 is effective for all fiscal quarters beginning after June 15, 2000, however the Company adopted the provisions of SFAS No. 133 at July 1, 1998 and utilized an option to transfer its held-to-maturity investment security portfolio to available-for-sale. Accordingly, all unrealized gains and losses were recorded at that date. The Company does not have any financial instruments considered to be derivatives under the provisions of SFAS No. 133.

YEAR 2000 COMPLIANCE

Hardin Bancorp, Inc. had a successful transition to year 2000 processing. The Company will continue to monitor all processing to ensure that no Y2K issues arise in the future. The Company has taken the necessary steps to validate and test its contingency/business resumption plan in order to minimize the impact on operations should there be system failures in the future.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            On November 1, 1999, the Bank formed a new subsidiary, Hardin Investment Limited Liability Company. The purpose of the formation of this new subsidiary is to hold certain investment securities.

            As of December 31, 1999, the Company held 325,247 shares of its common stock as treasury stock at an aggregate purchase price of $4,792,630.

            On December 16, 1999 the Board of Directors declared a $.20 per share cash dividend to all stockholders of record on January 7, 2000, payable on January 21, 2000.

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



Date: February 14, 2000                      /s/ Robert W. King
      -----------------                      ------------------
                                             Robert W. King, President and Chief
                                             Executive Officer (Duly Authorized
                                             Officer)



Date: February 14, 2000                      /s/ Karen K. Blankenship
      -----------------                      ------------------------
                                             Karen K. Blankenship, Senior Vice
                                             President and Secretary (Principal
                                             Accounting Officer)