Form 10KSB
period 2000-03-31
HARDIN BANCORP INC
filed 2000-06-29
CIK 947220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 2000
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from              to
                                                --------------  --------------

                  Commission file number 0-26560

                              HARDIN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Delaware                                                43-1719104
----------------------------------------------         -----------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
                  or organization)                     Identification No.)


  2nd and Elm Streets, Hardin, Missouri                       64035
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (660) 398-4312
                                                   ----------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]
         The registrant's revenues for the fiscal year ended March 31, 2000 were $8.8 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of such stock on the Nasdaq Small Cap Market as of March 31, 2000, was $10.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 31, 2000, there were 1,058,000 shares issued and 731,453 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and III of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2000.

         Part III of Form 10-KSB - Portions of the Proxy Statement for 2000 Annual Meeting of Stockholders.

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

         Hardin Federal is a federally chartered stock savings bank headquartered in Hardin, Missouri. Hardin Federal was originally chartered under the laws of the State of Missouri in 1914, converted to a federally chartered mutual savings bank in March 1995 and consummated its conversion to a stock savings bank on September 28, 1995. Its deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Through its main office and two branch offices, Hardin Federal serves communities located in Ray and Clay Counties, and in surrounding counties, in the State of Missouri. At March 31, 2000, the Company had total assets of $138.5 million, deposits of $86.6 million and total equity of $12.4 million.

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

         Ray and Clay Counties, Missouri are located approximately 40 miles east of Kansas City, Missouri. Ray County, Missouri has a population of approximately 22,000 and Clay County, Missouri has a population of approximately 153,000. The major employers in the Bank's primary market area are engaged in agricultural, light industry, medical services and education, and include Ford Motor Co., Orbseal, Inc.,
                                        2

American Italian Pasta Co., Ray County Memorial Hospital, Excelsior Springs Community Hospital, the Richmond RXVI Public Schools, Lawson RXIV Public Schools and Excelsior Springs Public Schools.

Lending Activities

         General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer, construction, commercial business and land acquisition loans. At March 31, 2000, the Bank's gross loans and mortgage-backed securities outstanding totalled $93.0 of which $60.7 million or 65.3% were one- to four-family residential mortgage loans. Of the one- to four-family mortgage loans outstanding at that date, 45.0% were fixed-rate loans, and 20.3% were adjustable-rate loans. At that same date, consumer loans totalled $10.2 million or 11.0% of the Bank's total loan portfolio, construction loans totalled $3.2 million or 3.5% of the Bank's total loan and mortgage-backed securities portfolio, commercial real estate loans totalled $3.0 million or 3.2% of the Bank's total loan and mortgage-backed securities portfolio and land acquisition loans totalled $3.3 million or 3.6% of the Bank's total loan and mortgage-backed securities portfolio.

         The Bank also invests in mortgage-backed securities. At March 31, 2000,
mortgage-backed   securities   totalled   $11.8   million.   See   "--Investment
Activities."

         The Bank's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At March 31, 2000, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.8 million. At March 31, 2000, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's largest lending relationship in loans to one borrower at March 31, 2000 was $1.1 million secured by a loan to develop raw land into residential lots located in Clay County, Missouri. At March 31, 2000, these loans were performing in accordance with their terms.
                                        3

         Loan Portfolio Composition. The following information sets forth the composition of the Bank's loan portfolio (including mortgage-backed securities) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.

                                                                                At March 31,
                                                 --------------------------------------------------------------------------
                                                          2000                      1999                      1998
                                                 ----------------------    ----------------------    ----------------------
                                                  Amount      Percent         Amount      Percent      Amount      Percent
                                                 -------      ---------    ----------    ---------     ------      -------
                                                                           (Dollars in Thousands)
Real Estate Loans:
-----------------
  One- to four-family..........................  $  60,675      65.26%     $  54,122      64.04%     $  50,646      60.65%
  Land.........................................      3,304       3.55          3,048       3.61            810        .98
  Commercial...................................      2,986       3.21          3,031       3.59          2,356       2.82
  Construction.................................      3,214       3.46          2,380       2.81          3,967       4.75
                                                 ---------    -------      ---------    -------      ---------     ------
     Total real estate loans...................     70,179      75.48         62,581      74.05         57,779      69.20
                                                 ---------    -------      ---------    -------      ---------     ------

Consumer Loans:
--------------
  Consumer Loans:
   Secured by deposits.........................        829       0.89            976       1.15            635        .76
   Automobile..................................      2,548       2.74          2,008       2.38          1,631       1.95
   Home equity.................................      5,337       5.74          4,338       5.13          3,193       3.82
   Home improvement............................        316       0.34            303       0.36            521        .62
   Other consumer loans........................      1,161       1.25            945       1.12            725        .88
                                                 ---------    -------      ---------    -------      ---------     ------
     Total consumer loans......................     10,191      10.96          8,570      10.14          6,705       8.03
                                                 ---------    -------      ---------    -------      ---------     ------

  Commercial business loans....................        796       0.86            781       0.92             --         --
                                                 ---------    -------      ---------    -------      ---------     ------

   Total loans receivable......................     81,166      87.30         71,932      85.11         64,484      77.23
                                                 ---------    -------      ---------    -------      ---------     ------


Mortgage-Backed Securities:
--------------------------
  GNMA.........................................      2,053       2.21          1,118       1.32          4,446       5.32
  FHLMC........................................      4,068       4.38          4,158       4.92          5,425       6.50
  FNMA.........................................      5,685       6.11          7,308       8.65          9,144      10.95
                                                 ---------    -------      ---------    -------      ---------     ------
     Total mortgage-backed securities..........     11,806      12.70         12,584      14.89         19,015      22.77
                                                 ---------    -------      ---------    -------      ---------     ------
     Total loan and mortgage-backed
       securities portfolio....................     92,972     100.00%        84,516     100.00%        83,499     100.00%
                                                              =======                    ======                    ======

Less:
----
Loans in process...............................     (2,910)                   (2,195)                   (3,022)
Deferred fees and discounts....................        107                        79                        60
Allowance for loan losses......................       (304)                     (311)                     (248)
                                                 ---------                 ---------                 ---------
     Total loan and mortgage-backed
       securities portfolio, net...............  $  89,865                 $  82,089                 $  80,289
                                                 =========                 =========                 =========

         The following table shows the composition of the Bank's loan and mortgage-backed securities portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                                 At March 31,
                                                 --------------------------------------------------------------------------
                                                          2000                      1999                      1998
                                                 ----------------------    ----------------------    ----------------------
                                                   Amount      Percent       Amount      Percent      Amount       Percent
                                                 ---------   ----------    ---------   ----------    ---------   ----------
                                                                           (Dollars in Thousands)
Fixed-Rate Loans:
----------------
Real estate:
  One- to four-family.......................     $  41,810      44.97%     $  36,589      43.29%     $  30,623      36.67%
  Land......................................           538       0.58            512       0.61            426        .51
  Commercial................................           567       0.61            624       0.74            529        .64
  Construction..............................         2,870       3.08          1,711       2.02          3,298       3.95
                                                              -------      ---------    -------      ---------     ------
   Total real estate loans..................        45,785      49.24         39,436      46.66         34,876      41.77
Consumer....................................         6,340       6.82          5,829       6.90          5,062       6.06
Commercial business.........................            18       0.02             --         --             --         --
Mortgage-backed securities..................            --         --             --         --             --         --
                                                 ---------    -------      ---------    -------      ---------     ------
   Total fixed-rate.........................        52,143      56.08         45,265      53.56         39,938      47.83
                                                 ---------    -------      ---------    -------      ---------     ------

Adjustable-Rate Loans:
---------------------
Real estate:
  One- to four-family.......................        18,865      20.29         17,533      20.75         20,023      23.98
  Land......................................         2,766       2.98          2,536       3.00            384        .46
  Commercial................................         2,419       2.60          2,407       2.85          1,827       2.19
  Construction..............................           344       0.37            669       0.79            669        .80
                                                 ---------    -------      ---------    -------      ---------     ------
   Total real estate loans..................        24,394      26.24         23,145      27.39         22,903      27.43
Consumer....................................         3,851       4.14          2,741       3.24          1,643       1.97
Commercial business.........................           778       0.84            781       0.92             --         --
Mortgage-backed securities..................        11,806      12.70         12,584      14.89         19,015      22.77
                                                 ---------    -------      ---------    -------      ---------     ------
   Total adjustable rate....................        40,829      43.92         39,251      46.44         43,561      52.17
                                                 ---------    -------      ---------    -------      ---------     ------
   Total loan and mortgage-backed
    securities portfolio....................        92,972     100.00%        84,516     100.00%     83,499        100.00%
                                                 =========                               ======                    ======

Less:
----
  Loans in process..........................        (2,910)                   (2,195)                   (3,022)
  Deferred loan fees and discounts..........           107                        79                        60
  Allowance for loan losses.................          (304)                     (311)                     (248)
                                                 ---------                 ---------                 ----------
   Total loans and mortgage-backed
    securities portfolio, net...............     $  89,865                 $  82,089                 $  80,289
                                                 =========                 =========                 =========

         The following schedule illustrates the contractual maturity and weighted average rates of the Bank's loan portfolio at March 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                       One-to Four-Family       Construction       Commercial Real EstateLand                 Consumer
                      --------------------  --------------------  --------------------------------          ------------
Due During                        Weighted              Weighted              Weighted              Weighted              Weighted
Year Ending                        Average               Average               Average              Average               Average
March 31,               Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate
------------          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                                  (Dollars in Thousands)

2001(1).............  $    353      7.92%   $  1,594      8.64%   $     475     9.63%   $      40     9.00%   $   1,896     8.47%
2002................       852      8.37          --        --            7     9.00        1,800     9.69          544    10.11
2003................       200      8.39          --        --           --       --           --       --          886     9.82
2004 and 2005.......       489      8.48          --        --           16     9.50           87     8.55        1,802     9.40
2006 to 2010........     5,551      7.82          --        --          530     8.64          187     8.41        1,082     9.65
2011 to 2025........    31,134      7.79         396      8.16        1,893     8.62          992     8.95        3,981     9.97
2026 and following..    22,096      7.97       1,224      8.57           65     7.50          198     8.29           --       --
                      --------              --------              ---------             ---------             ---------

 ....................  $ 60,675              $  3,214              $   2,986             $   3,304             $  10,191
                      ========              ========              =========             =========             =========

                      Commercial Business             Total
                      --------------------  ------------------------
Due During                        Weighted              Weighted
Year Ending                       Average               Average
March 31,               Amount      Rate      Amount      Rate
------------          ---------  ---------  ---------   ------------


2001(1).............  $     475     9.57%   $  4,833      8.71%
2002................         --       --       3,203      9.41
2003................         21    10.36       1,107      9.57
2004 and 2005.......         --       --       2,394      9.18
2006 to 2010........        300     8.75       7,650      8.19
2011 to 2025........         --       --      38,396      8.09
2026 and following..         --       --      23,583      8.01
                      ---------             --------

 ....................  $     796             $ 81,166
                      =========             ========


-----------------------
         (1)The total amount of loans due after March 31, 2001 which have predetermined interest rates is $48.8 million while the total amount of loans due after such date which have floating or adjustable interest rates is $27.8 million.

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

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. The Bank has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At March 31, 2000, the Bank's one- to four-family residential mortgage loans totalled $60.7 million, or 65.3%, of the Bank's gross loan and mortgage-backed securities portfolio. The Bank experienced significant growth in its one- to four-family residential mortgage loan portfolio during the year ended March 31, 2000 as a result of increased demand for such loans within the Bank's market area and increased purchases by the Bank of such loans. It is the Bank's policy to purchase only those loans which meet its own underwriting criteria.

         The Bank currently offers fixed-rate and adjustable-rate mortgage loans. For the year ended March 31, 2000, the Bank originated $11.4 million fixed-rate one- to four-family loans, which constituted 70.5% of total one- to four-family loans originated and $4.8 million of adjustable-rate one- to four-family loans or 29.5% of total one- to four-family loans originated. Substantially all of the Bank's one- to four- family residential mortgage originations are secured by properties located in its market area.

         The Bank offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates adjustable-rate mortgage loans with a term of up to 30 years. The Bank currently offers one-year and three-year adjustable-rate mortgage loans (where the terms are fixed for the first one-year and three-years, respectively, and thereafter adjust every one or three years) with a stated interest rate margin over the one and three year U.S. Treasury Index adjusted to a constant maturity. Increases or decreases in the interest rate of the Bank's adjustable-rate loans are generally limited to 2.0% at any adjustment date and 6.0% over the life of the loan. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all adjustable-rate mortgage loans originated provide for a minimum interest rate. The Bank qualifies borrowers for adjustable-rate loans based on a current interest rate plus the first adjustment. As a result, the risk of default on these loans may increase as interest rates increase. See "--Asset Quality--Non-Performing Assets." At March 31, 2000, the total balance of one-to four-family adjustable-rate loans was $18.9 million or 20.3% of the Bank's gross loan and mortgage-backed securities portfolio. See "--Originations, Purchases and Sales of Loans."

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

         The Bank also offers fixed-rate mortgage loans with maturities of up to 30 years. At March 31, 2000, the total balance of one- to four-family fixed-rate loans was $41.8 million or 45.0% of the Bank's gross loan and mortgage-backed securities portfolio. See "--Originations, Purchases and Sales of Loans."

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

         Consumer Lending. Hardin Federal offers a variety of consumer loans, including home equity lines of credit, automobile, home improvement, and loans secured by deposits. The Bank currently originates substantially all of its consumer loans in its primary market area generally to its existing customers. At March 31, 2000, the Bank's consumer loan portfolio totalled $10.2 million, or 11.0% of its gross loan and mortgage-backed securities portfolio.

         Hardin Federal originates home equity and home improvement loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 80% or less of the appraised value. If the Bank originates loans with greater than an 80% loan-to-value ratio, it requires the borrower to obtain private mortgage insurance in an amount equal to 100% of the loan-to-value ratio. Generally, such loans have a maximum term of up to 10 years. As of March 31, 2000, home equity and home improvement loans amounted to $5.3 million and $316,000, respectively, which represented 5.7% and .3%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio.

         The Bank also recently began originating equity lines of credit. These loans are generally limited to 89% or less of the appraised value of the property securing the loan. These loans are all adjustable-rate loans and have maximum terms of up to 15 years.

         Another component of the Bank's consumer loan portfolio consists of automobile loans. The Bank originates automobile loans on a direct basis, where the Bank extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to its published value, less certain adjustments. At March 31, 2000, the Bank's automobile loans totalled $2.5 million or 2.7% of the Bank's gross loan and mortgage-backed securities portfolio.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At March 31, 2000, $18,000 of the Bank's consumer loans were non-performing. See "-- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not occur in the future.

         Construction Lending. At March 31, 2000, the Bank had $3.2 million of construction loans. Hardin Federal offers loans to both builders and individuals for the construction of one- to four-family residences. Currently, such loans are offered with fixed- or adjustable-rates of interest. At March 31, 2000, the Bank had $2.9 million and $344,000 of fixed-rate and adjustable-rate construction loans, respectively, which represented 3.1% and .4%, respectively, of the Bank's gross loan and mortgage-backed securities portfolio. From time to time the Bank may purchase construction loans, but no such purchases were made during fiscal 2000. The Bank will purchase only those construction loans which are underwritten under guidelines which are as stringent as those employed by the Bank when it originates a construction loan. Following the construction period, these loans may become permanent loans, with terms for up to 30 years.

         Construction lending is generally considered to involve a higher level of credit risk than one- to four- family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

         Commercial Real Estate Lending. The Bank also originates commercial real estate loans. At March 31, 2000 approximately $3.0 million, or 3.2% of the Bank's gross loan and mortgage-backed securities portfolio, was comprised of commercial real estate loans of which none was non-performing at that date. The largest commercial real estate loan is a real estate development loan secured by property in Clay County, Missouri.

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

Commercial Business Loans

         At March 31, 2000, the Bank had a total of $796,000 outstanding in commercial business loans, and an additional commitment to fund a $240,000 line of credit. At March 31, 2000, the largest outstanding commercial business loan was a $340,000 loan to a farm implement dealership in Ray County, Missouri that was secured by machinery, equipment and accounts receivable. The Bank had a total of eight commercial loans at March 31, 2000.

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

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended March 31, 2000, the Bank originated $21.1 million in fixed-rate loans and $9.2 million in adjustable rate loans.

         The Bank from time-to-time sells fixed rate loan originations as part of its asset/liabilities management policies. The Bank generally followed a policy of selling its fixed-rate loan originations during fiscal 1994. In early fiscal 1995, the Bank changed its policy to retain fixed-rate loan originations in its portfolio. The Bank's Board of Directors has adopted an informal policy which is subject to change from time-to-time, of retaining fixed-rate loans in order to increase the overall level of fixed-rate loans in its portfolio up to 60% of total loans receivable. At March 31, 2000, fixed-rate loans comprised 56.1% of gross loan and mortgage-backed securities portfolio. Reflecting these policies, during the fiscal years ended March 31, 2000, 1999 and 1998, the Bank sold $675,000, $3.5 million, and $3.7 million, respectively, of one- to four-family fixed-rate real estate loans.

         During fiscal year 2000, the Bank purchased $423,000 of real estate loans originated by other lenders all of which were secured by properties located in Missouri. At March 31, 2000, none of these loans were included in the Bank's non-performing assets. See "--Non-Performing Assets and Classified Assets." As part of the Bank's effort to increase the size of its loan portfolio, management anticipates that loan purchases may increase in the future. It is presently anticipated that such purchases would consist primarily of loans secured by one- to four-family residences located in the State of Missouri. The Bank employs the same underwriting standards for purchased loans as for loans originated by the Bank.

         In addition, the Bank purchases mortgage-backed securities, consistent with its asset/liability management objectives to complement its mortgage lending activities. The Board believes that the slightly lower yield carried by mortgage-backed securities is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to one- to four-family, non- residential and other types of loans. See "--Investment Securities--Mortgage-backed Securities."

         Loan originations during the year ended March 31, 2000 were greater than the comparable period in the prior year. The Bank believes the increase was due to an increased emphasis on the origination of loans and increased loan demand within the Bank's market area, plus the availability of lower fixed-rate interest on long-term loans.

         The following table shows the loan and mortgage-backed securities origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                                   Year Ended March 31,
                                                                           -----------------------------------
                                                                              2000         1999         1998
                                                                           ---------    ---------    ---------
                                                                                        (In Thousands)
Originations by type:
--------------------
Adjustable rate:
   One- to four-family..................................................   $   4,769    $   1,072    $   3,367
   Land.................................................................       1,855        1,525          333
   Commercial real estate...............................................          15        2,215        1,140
   Construction.........................................................          --           --          669
   Consumer.............................................................       2,130        2,007        1,963
   Commercial business..................................................         417          930           --
                                                                           ---------    ---------    ---------
     Total adjustable-rate..............................................       9,186        7,749        7,462
                                                                           ---------    ---------    ---------
Fixed rate:
   One- to four-family..................................................      11,395       15,064       12,254
   Land.................................................................         306          292          188
   Commercial real estate...............................................          --          225           --
   Construction.........................................................       3,357        1,964        3,351
   Consumer.............................................................       6,068        4,247        4,398
   Commercial business..................................................          20           --           --
                                                                           ---------    ---------    ---------
     Total fixed-rate...................................................      21,146       21,792       20,191
                                                                           ---------    ---------    ---------
     Total loans originated.............................................      30,332       29,541       27,653
                                                                           ---------    ---------    ---------

Purchases:
---------
   One- to four-family..................................................         423        1,212        1,048
   Land.................................................................          --           --          184
   Commercial real estate...............................................          --          450           --
   Mortgage-backed securities - at cost.................................       2,362           --       10,940
                                                                           ---------    ---------    ---------
     Total purchased....................................................       2,785        1,662       12,172
                                                                           ---------    ---------    ---------

Sales and Repayments:
--------------------
   One- to four-family..................................................         675        3,486        3,737
   Mortgage-backed securities sold - at amortized cost..................         361        2,769        8,176
                                                                           ---------    ---------    ---------
     Total sales........................................................       1,036        6,255       11,913
                                                                           ---------    ---------    ---------

   Principal repayments.................................................      23,569       23,893       19,630
                                                                           ---------    ---------    ---------
     Total sales and repayments.........................................      24,605       30,148       31,543
                                                                           ---------    ---------    ---------

Decrease (increase) in other items:
   Loans in process.....................................................        (715)         827       (1,669)
   Deferred fees and discounts..........................................         (28)         (19)         (17)
   Allowance for loan losses............................................           7          (63)         (89)
                                                                           ---------    ---------    ---------
     Net increase (decrease)............................................   $   7,776    $   1,800    $   6,507
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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at March 31, 2000. The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                                       Loans Delinquent For
                                 ----------------------------------------------------------------
                                            60-89 Days                   90 Days and Over              Total Delinquent Loans
                                 -------------------------------  -------------------------------  -------------------------------
                                                        Percent                          Percent                          Percent
                                                        of Loan                          of Loan                          of Loan
                                  Number     Amount    Category    Number     Amount    Category    Number     Amount    Category
                                  ------     ------    --------    ------     ------    --------    ------     ------    --------
                                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family..........          7   $    230      0.38%         3    $   219        0.36%       10    $  449       0.74%
  Land.........................         --         --        --         --         --          --        --        --         --
  Commercial...................         --         --        --         --         --          --        --        --         --
  Construction.................         --         --        --         --         --          --        --        --         --
Consumer.......................         --         --        --          2         11        0.10         2        11       0.10
Commercial business............         --         --        --         --         --          --        --        --         --
                                 ---------   --------   -------    -------    -------    --------   -------    ------     ------

   Total.......................          7   $    230      0.38%         5    $   230        0.46%       12    $  460       0.84%
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

                                                                              Year Ended March 31,
                                                                       -----------------------------------
                                                                         2000         1999         1998
                                                                       ---------    ---------    ---------
                                                                                 (In Thousands)
Non-accruing loans
   One- to four-family.............................................    $     100    $     205    $     220
   Land............................................................           --           --           --
   Commercial real estate..........................................           --           --           --
   Construction....................................................           --           --           --
   Consumer........................................................           11           25           12
   Commercial business.............................................           --           --           --
                                                                       ---------    ---------    ---------
     Total.........................................................          111          230          232
                                                                       ---------    ---------    ---------

Accruing loans delinquent 90 days or more
   One- to four-family.............................................          119           47           --
   Land............................................................           --           --           --
   Commercial real estate..........................................           --           --           --
   Construction....................................................           --           --           --
   Consumer........................................................           --           --           --
   Commercial business.............................................           --           --           --
                                                                       ---------    ---------    ---------
     Total.........................................................          119           47           --
                                                                       ---------    ---------    ---------

Foreclosed assets
   One- to four-family.............................................           --           --           --
   Land............................................................           --           --           --
   Commercial real estate..........................................           --           --           --
   Construction....................................................           --           --           --
   Consumer........................................................            7           --           --
   Commercial business.............................................           --           --           --
                                                                       ---------    ---------    ---------
     Total.........................................................            7           --           --
                                                                       ---------    ---------    ---------

Total non-performing assets........................................    $     237    $     277    $     232
                                                                       =========    =========    =========
Total classified assets............................................    $     628    $     336    $     501
                                                                       =========    =========    =========
Total non-performing assets as a percentage of total assets                              0.17%         .20%
Total non-performing loans as a percentage of total
   loans receivable................................................         0.30%         .45%         .36%
                                                                       =========    =========    =========

         For the year ended March 31, 2000 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $20,000. The amount that was included in interest income on such loans was $18,000 for the year ended March 31, 2000.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews loans in its portfolio to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2000, the Bank had classified a total of $628,000of its assets as substandard, -0- as doubtful, and $7,000 as loss. At March 31, 2000, total classified assets comprised $635,000 or 5.11% of the Bank's capital, or .46% of the Bank's total assets.

         Other Loans of Concern. In addition to the non-performing and classified loans set forth in the tables above, as of March 31, 2000, there were no other loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non- performing asset categories.

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

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations. At March 31, 2000, the Bank had no real estate properties acquired through foreclosure.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 2000, the Bank had a total allowance for loan losses of $304,000, representing 128.3% of total non-performing loans and .39% of the Bank's loans, net. See Note 4 of the Notes to Consolidated Financial Statements.

         The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                            At March 31,
                                 -------------------------------------------------------------------------------------------------
                                               2000                             1999                             1998
                                 -------------------------------  -------------------------------  -------------------------------
                                                         Percent                          Percent                          Percent
                                                        of Loans                         of Loans                         of Loans
                                               Loan      in Each                Loan      in Each                Loan      in Each
                                  Amount of Amounts     Category   Amount of Amounts     Category   Amount of   Amounts  Category
                                  Loan Loss by         to Total    Loan Loss by         to Total    Loan Loss by         to Total
                                  Allowance Category      Loans    Allowance Category      Loans    Allowance Category      Loans
                                 --------------------  ---------  --------------------  ---------  --------------------  ---------
                                                                             (Dollars in Thousands)
Real estate:
   One- to four-family.......        152    $60,675      74.75%   $   113    $54,122      75.24%   $    74    $50,646      78.54%
   Land......................         34      3,304       4.07         31      3,048       4.24          8        810       1.26
   Commercial real estate....         30      2,986       3.68         31      3,031       4.21         24      2,356       3.65
   Construction..............          3      3,214       3.96          7      2,380       3.31         13      3,967       6.15
Consumer.....................         63     10,191      12.56         49      9,350      13.00         32      6,705      10.40
Commercial business..........          8        796       0.98          8        781       1.09         --         --         --
Unallocated..................         14         --         --         72         --         --         97         --         --
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
     Total...................    $   304    $81,166     100.00%   $   311    $71,932     100.00%   $   248    $64,484     100.00%
                                 =======    =======    =======    =======    =======    =======    =======    =======    =======

         The portion of the allowance to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                                   Year Ended March 31,
                                                                           -----------------------------------
                                                                              2000         1999         1998
                                                                           ---------    ---------    ---------
                                                                                        (In Thousands)
Balance at beginning of period...........................................  $   311      $   248      $   158

Charge-offs:
-----------
   One- to four-family...................................................       --           --           --
   Land..................................................................       --           --           --
   Commercial real estate................................................       --           --           --
   Construction..........................................................       --           --           --
   Consumer..............................................................      (11)          (3)          (4)
   Commercial business...................................................       --           --           --
                                                                           -------      -------      -------
                                                                               (11)          (3)          (4)
                                                                           -------      -------      --------

Recoveries:
----------
   One- to four-family...................................................       --           --           --
   Land..................................................................       --           --           --
   Commercial real estate................................................       --           --           --
   Construction..........................................................       --           --           --
   Consumer..............................................................        3           --           --
   Commercial business...................................................       --           --           --
                                                                           -------      -------      -------
                                                                                 3           --           --
                                                                           -------      -------      -------

Net charge-offs..........................................................       (8)          (3)          (4)
Additions charged to operations..........................................        1           66           94
                                                                           -------      -------      -------
Balance at end of period.................................................  $   304      $   311      $   248
                                                                           =======      =======      =======

Ratio of net charge-offs during the
   period to average loans outstanding during the period.................    0.011%        .004%         .01%
                                                                           =======      =======      =======

Ratio of net charge-offs during the period to
   average non-performing assets.........................................     5.22%        1.13%        1.98%
                                                                           =======      =======      =======

Investment Activities

         General. Hardin Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flows projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At March 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits with maturities of 1 year or less and current borrowings) was 33.8%. See "Regulation--Liquidity."

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

         Mortgage-backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable rates of interest. The Bank has invested primarily in federal agency securities, principally Freddie Mac, Government National Mortgage Association ("GNMA") and Fannie Mae obligations. At March 31, 2000, the Bank's investment in mortgage-backed securities totalled $11.8 million or 8.5% of its total assets.

         The Bank's available-for-sale mortgage-backed securities are reported at fair value, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity. During the fiscal year ended March 31, 2000, the Bank sold $361,000 of its mortgage-backed securities. See Note 3 of the Notes to Consolidated Financial Statements.

         The Fannie Mae, Freddie Mac and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable- rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. Fannie Mae and Freddie Mac provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage- backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

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

         Investment Securities. At March 31, 2000, the Bank's investment securities (including a $2.0 million investment in the common stock of the FHLB of Des Moines) totalled $39.8 million, or 28.7% of its total assets. It is the Bank's general policy to purchase U.S. Government securities and federal agency obligations and other investment securities. See Note 2 of the Notes to Consolidated Financial Statements.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totalled $12.4 million as of March 31, 2000, plus an additional 10% if the investments are fully secured by readily marketable collateral. At March 31, 2000, the Bank was in compliance with this regulation. See "Regulation--Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Bank's investment portfolio, including mortgage-backed securities, at the dates indicated.

                                                                         At March 31,
                                          --------------------------------------------------------------------------
                                                   2000                      1999                      1998
                                          ----------------------    ----------------------    ----------------------
                                            Book         % of          Book         % of         Book         % of
                                            Value        Total         Value        Total        Value        Total
                                          ---------    ---------    ---------    ---------    ---------     --------
                                                                    (Dollars in Thousands)
Investment securities:
---------------------
Federal agency securities...........      $  32,821      59.73%     $      --           --%   $      --           --%
Revenue bonds.......................          1,054       1.92         38,206        60.40       31,651        56.15
Perpetual preferred stock...........          3,814       6.94          1,473         2.33        1,005         1.78
Other investments...................            104       0.19          4,840         7.65           --           --
                                          ---------    -------      ---------    ---------    ---------     --------
  Subtotal..........................         37,793      68.78         44,519        70.37       32,656        57.93
FHLB stock..........................          2,015       3.67          2,000         3.16        1,475         2.62
                                          ---------    -------      ---------    ---------    ---------     --------
  Total investment securities
   and FHLB stock...................         39,808      72.45      $  46,519        73.54%   $  34,131        60.55%
                                          ---------    -------      ---------    ---------    ---------     --------
Average remaining life of investment
  securities excluding FHLB stock...        9 years                   8 years                   9 years

Other interest-bearing assets:
-----------------------------
Interest-bearing deposits...........      $   3,332       6.06%     $   4,157         6.57%   $   3,225         5.72%

Mortgage-backed securities:
  GNMA..............................          2,053       3.74          1,118         1.77        4,446         7.89
  Freddie Mac.......................          4,068       7.40          4,158         6.57        5,424         9.62
  Fannie Mae........................          5,685      10.35          7,308        11.55        9,145        16.22
                                          ---------    -------      ---------    ---------    ---------     --------

   Total mortgage-backed securities, net     11,806       21.49        12,584       19.89         19,015       33.73
                                          ---------   ---------    ----------    --------     ----------  ----------

Total investment portfolio..........      $  54,946     100.00%     $  63,260       100.00%   $  56,371       100.00%
                                          =========    =======      =========    =========    =========     ========

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                            March 31, 2000
                                            -----------------------------------------------------------------------------
                                                                                                     Total     Investment
                                              Less Than     1 to 5       5 to 10       Over          Book      Securities
                                               1 Year        Years        Years      10 Years        Value    Market Value
                                            -----------   -----------  -----------  -----------  -----------  ------------

                                                                           (Dollars in Thousands)

Federal agency obligations..............    $  26,122     $     --     $      --    $   6,699    $  32,821    $  32,821
Revenue bonds...........................           --          618           436           --        1,054        1,054
Perpetual preferred stock...............           --        1,913         1,901           --        3,814        3,814
Other Investments.......................           --           --            --          104          104          104
                                            ---------     --------     ---------    ---------    ---------    ---------
Total investment securities.............    $  26,122     $  2,531     $   2,337    $   6,803    $  37,793    $  37,793
                                            ---------     --------     ---------    ---------    ---------    ---------

Weighted average yield..................         6.66%        6.24%         6.36%        6.38%        6.42%        6.42%
                                            =========     ========     =========    =========    =========    =========


         The Bank's investment securities portfolio at March 31, 2000, contained tax-exempt securities consisting of local revenue bonds. No securities of any issuer had an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

         Hardin Federal's investments, including the mortgage-backed and related securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities and certain other assets as held for "investment," "sale," or "trading." In addition, effective April 1, 1994, the Bank adopted SFAS 115 which states that securities available for sale are accounted for at fair value and securities which management has the intent and the Bank has the ability to hold to maturity are accounted for on an amortized cost basis. The Bank's investment policy has strategies for each type of security. At March 31, 2000, the Bank had $28.7 million in mortgage-backed securities and investment securities with maturities of less than five years classified as available for sale. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, receipt of principal and interest on loans and securities, interest-earning deposits with other banks, FHLB advances, and other funds provided from operations.

         FHLB advances are used to support lending activities and to assist in the Bank's asset/liability management strategy. Typically, the Bank does not use other forms of borrowings. At March 31, 2000, the Bank had total FHLB advances of $38.3 million. See "--Borrowings" and Note 7 of the Notes to Consolidated Financial Statements.

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

                                                                     At March 31,
                                      --------------------------------------------------------------------------
                                               2000                      1999                      1998
                                      ----------------------    ----------------------    ----------------------
                                                    Percent                    Percent                   Percent
                                       Amount      of Total       Amount      of Total      Amount      of Total
                                      ---------    ---------    ---------    ---------    ---------     --------
                                                                (Dollars in Thousands)
Transactions and Savings Deposits:(1)
---------------------------------

Commercial Demand...................  $   2,653       3.06%     $   1,919       2.30%     $   1,082       1.41%
Savings Accounts....................      4,402       5.09          3,805       4.57          3,265       4.25
NOW Accounts........................      8,783      10.15          6,852       8.22          4,258       5.53
Money Market.......................       7,033       8.12          6,584       7.90          5,901       7.68
Certificates........................     63,694      73.58         64,167      77.01         62,378      81.13
                                      ---------    -------      ---------    -------      ---------     ------

Total deposit accounts..............  $  86,565     100.00%     $  83,327     100.00%     $  76,884     100.00%
                                      =========    =======      =========     ======      =========     ======


(1) See Note 6 of the Notes to Consolidated Financial Statements.

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of March 31, 2000.

                                                                             Maturity
                                                              ---------------------------------------
                                                                           Over       Over       Over
                                                              3 Months   3 to 6     6 to 12       12
                                                               or Less    Months     Months     Months      Total
                                                              ---------  ---------  ---------  ---------  ---------
                                                                                    (In thousands)
Certificates of deposit less than $100,000..............      $  40,466  $   5,673  $   1,715  $   4,597  $  52,451

Certificates of deposit of $100,000 or more.............          8,624        784        313      1,089     10,810

Public funds (1)........................................            390         37          6         --        433
                                                              ---------  ---------  ---------  ---------  ---------

Total certificates of deposit...........................      $  49,480  $   6,494  $   2,034  $   5,686  $  63,694
                                                              =========  =========  =========  =========  =========


(1) Deposits from governmental and other public entities, including deposits greater than $100,000.

         Borrowings. Hardin Federal's borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances may be made pursuant to different credit programs, each of which has its own interest rate and range of maturities. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory collateral requirements. At March 31, 2000, the Bank had $2.0 million of FHLB of Des Moines stock. The Bank has the ability to purchase additional capital stock from the FHLB. At March 31, 2000 and March 31, 1999, the weighted average interest rate of the Bank's FHLB advances was 5.84% and 5.18%, respectively. For additional information regarding the term to maturity and average rate paid on FHLB advances, see Note 7 of the Notes to Consolidated Financial Statements and "--Lending Activities."

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                                                             Year Ended March 31,
                                                              ------------------------------------------------
                                                                    2000             1999             1998
                                                              --------------    --------------   -------------
                                                                                (In Thousands)
Maximum Balance:
---------------
  FHLB advances............................................     $   38,300         $  40,000       $  29,500

Average Balance:
---------------
  FHLB advances............................................     $   36,583         $  37,458       $  24,458

Service Corporation Activities

         As a federally chartered savings bank, Hardin Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.8 million at March 31,2000, in the stock of, or loans to, service corporation subsidiaries. Hardin Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At March 31, 2000, Hardin Federal had one subsidiary, Hardin Savings Service Corporation ("HSSC"). HSSC was established in 1993 for the purpose of offering credit life, disability and accident insurance to its customers. At March 31, 2000, the Bank's investment in HSSC was $50,000. For the year ended March 31, 2000, HSSC had pre-tax income of approximately $14,000.

         In November 1999, Hardin Federal Savings Bank established a wholly-owned direct operating subsidiary, Hardin Investment, LLC. The subsidiary's activities consists solely of investment portfolio management activities.

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

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Bank's OTS assessment for the fiscal year ended March 31, 2000, was approximately $41,000.

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

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non- residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2000, the Bank's lending limit under this restriction was $1.8 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Deposits

                  The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. As insurer of Hardin Federal's deposits, the FDIC has examination, supervisory and enforcement authority over Hardin Federal.

         Hardin Federal's accounts are insured by the Savings Association Insurance Fund to the maximum extent permitted by law. Hardin Federal pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the Savings Association Insurance Fund unless effective corrective action is taken.

         Under the Deposit Insurance Funds Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with Savings Association Insurance Fund-assessable deposits which resulted in the Savings Association Insurance Fund achieving its designated reserve ratio. As a result, the FDIC reduced the assessment schedule for Savings Association Insurance Fund members, effective January 1, 1997, to a range of 0% to 0.27%, with most  institutions,  including  Hardin Federal,  paying 0%. This assessment schedule is the same as that for the Bank Insurance Fund, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, Savings Association Insurance Fund members are charged an assessment of .065% of Savings Association Insurance Fund-assessable deposits to pay interest on the obligations issued by the Financing Corporation in the 1980s to help fund the thrift industry cleanup. Bank Insurance Fund-assessable deposits have been charged an assessment to help pay interest on the Financing Corporation bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

         The Deposit Insurance Funds Act also contemplates the development of a common charter for all federally chartered depository institutions and the
abolition  of  separate   charters  for  national  banks  and  federal   savings
associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of Hardin Federal.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any
                                       25
condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of Hardin Federal.

Capital Requirements.

         The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage (core capital) standard, and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and purchased credit card relationships. The OTS regulations require that, in meeting the tangible, core and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4.0% (3.0% for institutions receiving the highest CAMELS examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

         The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.0%. In determining the amount of risk-weighted assets, assets and certain off-balance sheet assets items are multiplied by a risk- weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3.0% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is exempt from the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the calculated interest rate risk component, as calculated by the OTS, overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the amount as calculated by the OTS. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

         At March 31, 2000, the Bank had tangible capital of $13.2 million, or 9.43% of adjusted total assets, which is approximately $11.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At March 31, 2000, the Bank had core capital equal to $13.2 million, or 9.43% of adjusted total assets, which is $7.6 million above the minimum leverage ratio requirement of 4% as in effect on that date. At that date, the Bank had total risk based capital of $13.5 million (including approximately $13.2 million in core capital and $304,000 in qualifying supplementary capital) and risk-weighted assets of $72.4 million (with no converted off-balance sheet assets); or total capital of 18.63% of risk-weighted assets. This amount was $7.7 million above the 8% requirement in effect on that date.

Prompt Corrective Regulatory Action

         Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not required to meet and maintain a specific capital level for any capital measure;"adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more, or 3.0% under certain circumstances, and does not meet the definition of "well capitalized"; "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0%, or 3.0% under certain circumstances; "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

         An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall face various mandatory and discretionary restrictions on its operations.

         At March 31, 2000, the Bank was categorized as "well capitalized"under the prompt corrective action regulations.

Standards for Safety and Soundness

         The federal banking regulatory agencies have adopted regulatory guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines outline the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the guidelines, it may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of safety and soundness compliance plans.

Capital Distributions

         OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 2000, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 33.8% and a short-term liquid assets ratio of 24.4%.

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

Qualified Thrift Lender Test

         All savings associations are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a qualified thrift lender shall either convert to a national bank charter or face the following restrictions on its operations. These restrictions are: the association may not make any new investment or engage in activities that would not be permissible for national banks; the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; the association shall be ineligible to obtain new advances from any Federal Home Loan Bank; and the payment of dividends by the association shall be under the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. In addition, within one year of the date on which a savings association controlled by a company ceases to be a qualified thrift lender, the company must register as a bank holding company and follow the rules applicable to bank holding companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the test.

         Currently, the qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities where the mortgages are secured by domestic residential housing or manufactured housing; Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test based on an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of goodwill and other intangible assets, property used by the savings institution to conduct its business, and liquid assets up to 20% of the institution's total assets. At March 31, 2000, the Bank was in compliance with the qualified thrift lender test.

Community Reinvestment Act

         Savings associations are required to follow the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the savings association's record in meeting the credit needs of the community serviced by the savings associations, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, an assessment is required of any savings associations which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a "satisfactory" rating as a result of its most recent examination.

Activities of Associations and Their Subsidiaries

         A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain pre- approved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

         The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Savings Association Insurance Fund. If so, it may require that no Savings Association Insurance Fund member engage in that activity directly.

Transactions with Affiliates

         Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the Home Owners Loan Act. Generally, Sections 23A and 23B limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of the institution's capital and surplus and place an aggregate limit on all transactions with affiliates to an amount equal to 20% of capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term"covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

         Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

         Three additional rules apply to savings associations. First, a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, a savings association may not purchase or invest insecurities issued by an affiliate, other than securities of a subsidiary. Third, the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge
Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by those persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to those persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over holding companies and their non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         Federal law and regulation generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of the Company from acquiring control of any savings association not a subsidiary of a savings and loan holding company, unless the acquisition is approved by the OTS.

         Until recently, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. Recent legislation, however, restricts unitary saving and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. The Company has certain grandfather rights under this legislation. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. The Home Owner's Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for the bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners. Loan Act.

         The activities authorized by the Federal Reserve Board as permissible for bank holding companies also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At March 31, 2000, the Bank had $2.0 million of FHLB stock, which was in compliance with this requirement.

In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.81% and were 6.40% for fiscal 2000. For the fiscal year ended March 31, 2000, dividends paid by the FHLB of Des Moines to the Bank totaled approximately $129,000, which constitutes a $5,000 increase over the amount of dividends received in fiscal year 1999. No assurance can be given that such dividends will continue in the future at such levels.

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

         The percentage of taxable income method was repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. Since the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of March 31, 1996, the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of March 31, 2000, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $282,000.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Bank's supplemental reserves for
losses  on  loans   ("Excess"),   such  Excess  may  not,  without  adverse  tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2000, the Bank's excess for tax purposes totaled approximately $1.6 million.

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

Employees

         At March 31, 2000, the Bank had a total of 31 full-time and 5 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         Lyndon M. Goodwin. Mr. Goodwin, age 55, is currently Vice President of the Bank responsible for the supervision of all lending operations of the Bank. Prior to joining the Bank in 1994, Mr. Goodwin was a County Supervisor of the United States Department of Agriculture, Farmer's Home Administration, for 28 years.

         J. Michael Schwarz. Mr. Schwarz, age 56, joined the Bank in January 1997 as Vice President of Lending at the Excelsior Springs Branch. Mr. Schwarz previously was employed as Executive Vice President of Lawson Bank, Lawson, Missouri.

Item 2.      Description of Property
             -----------------------

         The Bank conducts its business through three offices, which are located in Ray and Clay Counties, Missouri. The Bank owns its main office and its Richmond and Excelsior Springs, Missouri branch offices. The following table sets forth information relating to each of the Bank's offices as of March 31, 2000. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2000 was approximately $1.8 million. See Note 5 of the Notes to Consolidated Financial Statements.


                                                   Total
                                                Approximate
                                     Date          Square      Net Book Value at
            Location               Acquired       Footage       March 31, 2000
----------------------------       --------       -------       --------------

Main Office:                         1963           4600              62,128
 201 Northeast Elm Street
 Hardin, Missouri

Branch Offices:(1)
 201 North Jesse James Road          1990           2024             591,842
 Excelsior Springs, Missouri

 200 N. Spartan Drive                1998           6800           1,123,941
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

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000.


                                                      PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
             -------------------------------------------------------------

         Page 43 of the attached 2000 Annual Report to Shareholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
             ---------------------------------------------------------------

         Pages 5 to 16 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference.

Item 7.           Financial Statements

         Pages 17 to 42 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
             -----------------------------------------------------------

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

                                    PART III
                                    --------

Item 9.      Directors and Executive Officers of the Registrant
             --------------------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 27, 2000.

Item 10.     Executive Compensation
             ----------------------

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 27, 2000.

Item 11.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 27, 2000.

Item 12.     Certain Relationships and Related Transactions
             ----------------------------------------------

         Information   concerning  certain  relationships  and  transactions  is
incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 27, 2000.


                                     PART IV
                                     -------

Item 13.     Exhibits List and Reports on Form 8-K
             -------------------------------------

         (a) (1)  Financial Statements:
         -----------------------------

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended March 31, 2000, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                                              Page in
                                                                                               Annual
               Annual Report Section                                                           Report
               ---------------------                                                           ------
Report of Independent Auditors...............................................................    17

Consolidated Balance Sheets at March 31, 2000 and 1999.......................................    18

Consolidated Statements of Earnings for the Years ended March 31, 2000, 1999 and 1998........    19

Consolidated Statements of Stockholders' Equity for the Years ended
 March 31, 2000, 1999 and 1998...............................................................    20

Consolidated Statements of Cash Flows for the Years ended March 31, 2000,
  1999 and 1998..............................................................................    21

Notes to Consolidated Financial Statements...................................................    23


         (a) (2)  Financial Statement Schedules:
         --------------------------------------

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a) (3)  Exhibits:
         -----------------

                                                                 Reference to
Regulation                                                     Prior Filing or
S-B Exhibit                                                     Exhibit Number
  Number                       Document                         Attached Hereto
-----------       --------------------------------------       -----------------
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

    22            Published report regarding matters                  None
                   submitted to vote of security holders

                                                                  Reference to
Regulation                                                     Prior Filing or
S-B Exhibit                                                     Exhibit Number
  Number                       Document                         Attached Hereto
-----------       --------------------------------------       -----------------
    23            Consent of experts and counsel                       23

    24            Power of Attorney                               Not Required

    27            Financial Data Schedule                              27

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

         (b)  Reports on Form 8-K:
         ------------------------

         No current reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARDIN BANCORP, INC.



Date:    June 28, 2000                    By: /s/ Robert W. King
                                              -------------------------------
                                              Robert W.  King
                                             (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Robert W. King                          By: /s/ Ivan R. Hogan
    --------------------------------------          ----------------------------
    Robert W.  King, President                      Ivan R.  Hogan
      Chief Executive Officer and Director          Chairman of the Board

Date: June 28, 2000                             Date: June 28, 2000

By: /s/ Karen K. Blankenship                    By: /s/ David K. Hatfield
    --------------------------------------          ----------------------------
    Karen K. Blankenship, Senior Vice               David K. Hatfield, Director
      President, Secretary and Director
     (Principal Accounting Officer)

Date: June 28, 2000                             Date: June 28, 2000

By: /s/ David D. Lodwick                        By: /s/ W. Levan Thurman
    --------------------------------------          ----------------------------
    David D. Lodwick, Director                      W. Levan Thurman, Director

Date: June 28, 2000                             Date: June 28, 2000

By: /s/ William L. Homan
    --------------------------------------
    William L. Homan, Vice President,
      Treasurer and Director
     (Principal Financial Officer)

Date: June 28, 2000

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