Form 10QSB
period 2000-06-30
HARDIN BANCORP INC
filed 2000-08-11
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                  to

                         Commission File Number 0-26560

                              HARDIN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Delaware                                   43-1719104
--------------------------------------------------------------------------------
     State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization                  Identification Number)


     201 Northeast Elm Street, Hardin, Missouri             64035
--------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip code)



Registrant's telephone number, including area code:  (660) 398-4312
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

                       Yes  [ X ]         No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                               Outstanding at June 30, 2000
--------------------------------------------------------------------------------
  Common stock, .01 par value                              731,453

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS


               PART I

               FINANCIAL INFORMATION

               Item 1.

               Unaudited Financial Statements ........................Page

                   Consolidated Balance Sheets...........................1

                   Consolidated Statements of Earnings...................2

                   Consolidated Statements of Stockholders' Equity.......3

                   Consolidated Statements of Cash Flows...............4-5

                   Notes to Consolidated Financial Statements............6

               Item 2.

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................................7-9

               PART II

               OTHER INFORMATION........................................10

               Signatures...............................................11


                                 Hardin Bancorp, Inc. and Subsidiaries
                                      Consolidated Balance Sheets



                                                                    June 30, 2000      March 31, 2000
                                                                    -------------      --------------
                                                                     (Unaudited)
                                     Assets
                                     ------
Cash                                                                $   1,155,709      $   1,418,308
Interest bearing deposits                                               3,132,786          3,331,934
Investment securities available-for-sale                               36,759,327         37,793,223
Mortgage-backed securities available-for-sale                          11,950,032         11,805,699
Loans receivable, net                                                  80,782,741         78,059,195
Accrued interest receivable:
     Investment securities                                                450,718            487,312
     Mortgage-backed securities                                            92,562             84,232
     Loans receivable                                                     568,821            548,094
Premises and equipment                                                  1,755,268          1,777,911
Stock in Federal Home Loan Bank (FHLB) of Des Moines, at cost           2,065,000          2,015,000
Deferred income taxes                                                   1,133,153            816,000
Prepaid expenses and other assets                                         355,554            347,403
                                                                    -------------      -------------
Total assets                                                        $ 140,201,671      $ 138,484,311
                                                                    =============      =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
     Deposits                                                       $  85,263,057      $  86,565,365
     Advances from borrowers for property taxes and insurance             514,183            359,670
     Advances from FHLB                                                41,300,000         38,300,000
     Accrued interest payable                                              39,890             40,935
     Current income taxes payable                                         254,422             73,601
     Accrued expenses and other liabilities                               702,898            718,463
                                                                    -------------      -------------
Total liabilities                                                     128,074,450        126,058,034
                                                                    -------------      -------------


Stockholders' equity:
     Serial preferred stock, $.01 par value;
         500,000 shares authorized, none issued or outstanding                 --                 --
     Common stock, $.01 par value; 3,500,000 shares authorized,
         1,058,000 shares issued                                           10,580             10,580
     Additional paid in capital                                        10,329,414         10,319,573
     Retained earnings                                                  9,002,966          8,813,865
     Accumulated other comprehensive loss                              (2,026,231)        (1,477,663)
     Unearned employee benefits                                          (378,753)          (429,323)
     Treasury stock of 326,547 shares at cost                          (4,810,755)        (4,810,755)
                                                                    -------------      -------------
Total stockholders' equity                                             12,127,221         12,426,277

                                                                    -------------      -------------
Total liabilities and stockholders' equity                          $ 140,201,671      $ 138,484,311
                                                                    =============      =============

     See accompanying notes to unaudited consolidated financial statements.

                             Hardin Bancorp, Inc. and Subsidiaries
                              Consolidated Statements of Earnings
                                  For the Three Months Ended
                                    June 30, 2000 and 1999
                                          (Unaudited)

                                                                       2000           1999
                                                                    ----------     ----------
Interest income:
     Loans receivable                                               $1,637,506     $1,430,390
     Mortgage-backed securities                                        188,020        169,021
     Investment securities                                             656,570        674,607
     Other                                                              65,519         61,770
                                                                    ----------     ----------
           Total interest income                                     2,547,615      2,335,788
                                                                    ----------     ----------

Interest expense:
     Deposits                                                          961,899        944,336
     FHLB advances                                                     589,735        477,435
                                                                    ----------     ----------
           Total interest expense                                    1,551,634      1,421,771
                                                                    ----------     ----------

           Net interest income                                         995,981        914,017

Provision for loan losses                                               18,590          1,297
                                                                    ----------     ----------

           Net interest income after provision for loan losses         977,391        912,720
                                                                    ----------     ----------

Non-interest income:
     Service charges                                                   173,074        132,975
     Loan servicing fees                                                 7,381          7,072
     Gain on sale of real estate owned                                   9,205             --
     Gain on sale of investments and mortgage-backed securities             --          7,164
     Other                                                              44,185         39,432
                                                                    ----------     ----------
           Total non-interest income                                   233,845        186,643
                                                                    ----------     ----------

Non-interest expense:
     Compensation and benefits                                         364,439        340,141
     Occupancy and equipment                                            63,388         66,305
     Federal insurance premiums                                          4,444         11,940
     Data processing                                                    60,290         49,954
     Other                                                             202,502        212,616
                                                                    ----------     ----------
           Total non-interest expense                                  695,063        680,956
                                                                    ----------     ----------

           Earnings before income taxes                                516,173        418,407

Income tax expense                                                     180,821        148,990
                                                                    ----------     ----------

           Net earnings                                             $  335,352     $  269,417
                                                                    ==========     ==========

Net earnings per share:
     Basic                                                          $     0.48     $     0.39
     Diluted                                                              0.47           0.38
                                                                    ==========     ==========


     See accompanying notes to unaudited consolidated financial statements.

                                          Hardin Bancorp, Inc. and Subsidiaries
                                     Consolidated Statements of Stockholders' Equity
                                        For the Three Months Ended June 30, 2000
                                                       (Unaudited)



                                                                                              Accumulated
                                                                    Additional                   Other        Unearned
                                                       Common        Paid-in     Retained   Comprehensive     Employee
                                                       Stock         Capital     Earnings        Loss         Benefits
                                                      --------     -----------   ---------   ----------       --------
Balance at  March 31, 2000                            $ 10,580      10,319,573   8,813,865   (1,477,663)      (429,323)

Comprehensive income:
     Net earnings                                            -               -     335,352            -              -
     Change in net unrealized loss on securities
       available for sale, net of tax                        -               -           -     (548,568)             -
                                                      --------     -----------   ---------   ----------       --------
            Total comprehensive income (loss)                -               -     335,352     (548,568)             -
                                                      --------     -----------   ---------   ----------       --------
Allocation of ESOP shares                                    -           9,841           -            -         26,909
Amortization of recognition and retention plan               -               -           -            -         23,661
Dividends declared ($.20 per share)                          -               -    (146,251)           -              -
                                                      --------     -----------   ---------   ----------       --------
Balance at June 30, 2000                              $ 10,580     $10,329,414   9,002,966   (2,026,231)      (378,753)
                                                      ========    ============   =========   ==========       ========
                                                                          Total
                                                         Treasury    Shareholders'
                                                           Stock         Equity
                                                        ----------    ----------

Balance at  March 31, 2000                              (4,810,755)   12,426,277

Comprehensive income:
     Net earnings                                                -       335,352
     Change in net unrealized loss on securities
       available for sale, net of tax                            -      (548,568)
                                                        ----------    ----------
            Total comprehensive income (loss)                    -      (213,216)
                                                        ----------    ----------
Allocation of ESOP shares                                        -        36,750
Amortization of recognition and retention plan                   -        23,661
Dividends declared ($.20 per share)                              -      (146,251)
                                                        ----------    ----------
Balance at June 30, 2000                                (4,810,755)   12,127,221
                                                        ==========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                           Hardin Bancorp, Inc. and Subsidiaries
                           Consolidated Statements of Cash Flows
                     For the Three Months Ended June 30, 2000 and 1999
                                        (Unaudited)



                                                                 2000             1999
                                                             -----------      -----------
Operating Activities:
Net earnings                                                 $   335,352          269,417
Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Provision for losses on loans                             18,590            1,297
        Depreciation                                              32,020           35,586
        Premium accretion and amortization
           of discounts and deferred loan fees, net                7,677           16,205
        Net gain on sale of loans and investment and
           mortgage-backed securities                                 --           (7,164)
        Allocation of ESOP shares                                 36,750               --
        Amortization of deferred recognition
           and retention plan                                     23,661           22,349
        Changes in asset and liabilities:
              Interest receivable                                  7,537           14,210
              Other assets                                       (15,057)           5,017
              Accrued interest payable                            (1,045)          (1,019)
              Accrued expense and other liabilities              (15,523)         276,492
              Income taxes payable                               180,821          138,991
                                                             -----------      -----------
Net cash provided by operating activities                        610,783          771,381
                                                             -----------      -----------

Investing Activities:
        Net increase in loans receivable                      (2,459,785)      (3,243,821)
        Principal payments on available-for-sale
           mortgage-backed & related securities                  761,701        3,020,060
        Proceeds from sales of available-for-sale
           mortgage-backed securities                                 --          363,166
        Purchase of mortgage-backed securities                  (741,388)              --
        Purchase of loans serviced by other institutions        (286,500)              --
        Proceeds from sales of available-for-sale
           investment securities                                      --        1,005,400
        Proceeds from sales of other repossessed assets            6,906               --
        Purchase of stock in FHLB of Des Moines                  (50,000)              --
        Purchase of office properties and equipment               (9,377)         (37,810)
                                                             -----------      -----------
Net cash (used in) provided by investing activities          $(2,778,443)       1,106,995
                                                             -----------      -----------

                               Hardin Bancorp, Inc. and Subsidiaries
                               Consolidated Statements of Cash Flows
                         For the Three Months Ended June 30, 2000 and 1999
                                            (Unaudited)


                                                                        2000              1999
                                                                     -----------      -----------
Financing Activities:
        Net (decrease) increase in savings deposits                  $(1,302,309)       1,853,997
        Proceeds from FHLB advances                                    3,000,000        6,000,000
        Repayments of FHLB advances                                           --      (11,000,000)
        Net decrease in advances from borrowers
           for taxes and insurance                                       154,473          167,387
        Payment of dividends                                            (146,251)        (132,256)
                                                                     -----------      -----------
Net cash  provided by (used in) financing activities                   1,705,913       (3,110,872)
                                                                     -----------      -----------

Decrease in cash                                                        (461,747)      (1,232,496)

Cash and equivalents at beginning of period                            4,750,242        4,994,692
                                                                     -----------      -----------
Cash and equivalents at end of period                                $ 4,288,495        3,762,196
                                                                     ===========      ===========

Supplemental disclosure of cash flow information: Cash paid for:
           Interest                                                  $ 1,552,679        1,422,790
           Income taxes, net of refunds                              $        --            9,999
Non-cash investing and financing:
        Dividends declared and payable                               $   146,291          146,951





See accompanying notes to unaudited consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)   Basis of Presentation

         The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's Annual Report for the year ended March 31, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three-month period ended June 30, 2000 is not necessarily indicative of the results, which may be expected for the entire year. The March 31, 2000 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2) Earnings Per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares (stock options) outstanding during the period.

         The shares used in the calculation of basic and diluted earnings per share are shown below:

                                              For the three months ended
                                                        June 30,

                                                  2000              1999
                                                  ----              ----

Basic weighted average shares                   702,648           690,886
Common stock equivalents/stock options           11,248            26,912
                                          --------------------------------
Diluted weighted average shares                 713,896           717,798
                                          ================================

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

FINANCIAL CONDITION
-------------------

Consolidated assets of Hardin Bancorp, Inc. were $140,201,671 as of June 30, 2000, as compared to $138,484,311, on March 31, 2000, an increase of $1,717,360.
The increase was primarily due to an increase in loans receivable, net, partially offset by a decrease in investment securities.

Loans receivable, net, increased to $80,782,741 on June 30, 2000 from $78,059,195 on March 31, 2000, an increase of $2,723,546. Mortgage-backed securities increased $144,333 to $11,950,032 on June 30, 2000 from $11,805,699 on March 31, 2000.

Cash, interest bearing deposits and investment securities decreased $1,495,643 from $42,543,465 on March 31, 2000, to $41,047,822 on June 30, 2000. The
decrease was due to investment funds being utilized to originate mortgage and consumer loans.

Deposits totaled $85,263,057 on June 30, 2000, a decrease of $1,302,308 from $86,565,365 on March 31, 2000. The decrease in deposits was primarily due to seasonal deposit outflow and intense competition from local as well as national depository institutions.

FHLB advances increased $3,000,000 to $41,300,000 on June 30, 2000, compared to $38,300,000 on March 31, 2000. The increase partially offset the outflow of deposits and was utilized to fund loan growth.

Stockholders' equity was $12,127,221 on June 30, 2000, compared to $12,426,277 on March 31, 2000. The decrease in stockholders' equity was primarily the result of an increase in the unrealized loss on investment securities, partially offset by net earnings during the three months ended June 30, 2000.

RESULTS OF OPERATIONS
---------------------

Net earnings for the Company's quarter ended June 30, 2000 were $335,352 compared to $269,417 for the comparable quarter in 1999. The increase in earnings was primarily due to an increase in net interest income after provision for loan losses and an increase in total non-interest income, offset by a slight increase in non-interest expense.

Basic earnings per share for the quarter ended June 30, 2000 were $0.48 while diluted earnings per share were $0.47. Basic earnings per share for the quarter ended June 30, 2000 were calculated based on 702,648 average shares outstanding and diluted earnings per share were calculated based on 713,896 average shares outstanding. Basic earnings per share for the comparable quarter ended June 30, 1999 were $0.39 while diluted earnings per share were $0.38. Basic earnings per share for the quarter ended June 30, 1999 were calculated based on 690,886 average shares outstanding and diluted earnings per share were calculated based on 717,798 average shares outstanding.

Net interest income after provision for loan losses was $977,391 for the quarter ended June 30, 2000 compared to $912,720 for the quarter ended June 30, 1999, an increase of $64,671. This increase was a result of total interest income increasing $211,827 from $2,335,788 in 1999 to $2,547,615 in 2000 partially offset by an increase in total interest expense of $129,863 from $1,421,771 in 1999 to $1,551,634 in 2000. The increase in total interest income was due to an increase in the average yield on interest earning assets while the increase in total interest expense was primarily a result of an increase in the average cost of FHLB advances.

Total non-interest income increased from $186,643 for the quarter ended June 30, 1999 to $233,845 for the quarter ended June 30, 2000. The increase was due to an increase in service charge income and gains on sale of real estate owned.

The Company's total non-interest expense for the three months ended June 30, 2000 was $695,063 compared to $680,956 for the comparable quarter in 1999. The increase was primarily due to increases in compensation and benefits expense and data processing expense, offset by reductions in occupancy and equipment expense, FDIC insurance premiums and other non-interest expense.

PROVISION FOR LOAN LOSSES
-------------------------

For the three months ended June 30, 2000 the Company recorded $18,590 in provision for loan losses in accordance with its classification of assets policy. The Company's loan portfolio consists primarily of one to four family loans, and has experienced minimal charge-offs in the past two years.

At June 30, 2000, the Bank's allowance for loan losses was $316,751, or 252% of non-performing assets compared to $304,422, or 128% at March 31, 2000. The allowance for loan losses was .39% of total loans at June 30, 2000 and at March 31, 2000.

At June 30, 2000, non-performing assets were $125,806 compared to $237,000 at March 31, 2000. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

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

CAPITAL RESOURCES
-----------------

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (the "OTS") regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital at June 30, 2000.

                              Actual                         Required                        Excess
                          Amount/Percent                  Amount/Percent                 Amount/Percent
                          --------------                  --------------                 --------------
                                                      (Dollars in Thousands)
Tangible Capital          $13,585/ 9.58%                  $2,127/ 1.50%                  $11,458/ 8.08%

Core Leverage Capital     $13,585/ 9.58%                  $5,671/ 4.00%                   $7,914/ 5.58%

Risk-based Capital        $13,898/21.09%                  $5,271/ 8.00%                   $8,627/13.09%

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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at June 30, 2000 was 33.08%.

In light of the competition for deposits, the Bank may utilize the funding sources of the FHLB to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended June 30, 2000 and 1999 were $4,288,495 and $3,762,196, respectively. The increase was primarily due to an increase in net cash provided by financing activities.

YEAR 2000 COMPLIANCE
--------------------

Hardin Bancorp, Inc. had a successful transition to year 2000 processing. The Company will continue to monitor all processing to ensure that no Y2K issues arise in the future. The Company has taken the necessary steps to validate and test its contingency/business resumption plan in order to minimize the impact on operations should there be system failures in the future.

FORWARD LOOKING STATEMENT
-------------------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services.

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

            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

Item 5.     Other Information
            -----------------

            On June 22, 2000 the Board of Directors declared a $.20 per share cash dividend to all stockholders of record on July 7, 2000, payable on July 21, 2000.

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



Date: August 14, 2000                     /s/ Robert W. King
      ---------------                     ------------------
                                          Robert W. King, President and Chief
                                          Executive Officer (Duly Authorized
                                          Officer)



Date: August 14, 2000                     /s/ Karen K. Blankenship
      ---------------                     ------------------------
                                          Karen K. Blankenship, Senior Vice
                                          President and Secretary (Principal
                                          Accounting Officer)