Form 10QSB
period 2000-09-30
HARDIN BANCORP INC
filed 2000-11-13
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

                       Yes  [ X ]         No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                          Outstanding at September 30,2000
-------------------------------     --------------------------------------------
  Common stock, .01 par value                            731,453

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS


PART I

FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements ...........................................Page

    Consolidated Balance Sheets.............................................1

    Consolidated Statements of Earnings.....................................2

    Consolidated Statements of Stockholders' Equity.........................3

    Consolidated Statements of Cash Flows..................................4-5

    Notes to Consolidated Financial Statements..............................6

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of
Operations.................................................................7-10

PART II

OTHER INFORMATION...........................................................11

Signatures..................................................................12

                      Hardin Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                       September 30, 2000         March 31, 2000
                                                                       ------------------       -----------------
                                              Assets
Cash                                                                    $   1,143,854            $   1,418,308
Interest bearing deposits                                                   3,289,644                3,331,934
Investment securities at fair value                                        37,273,123               37,793,223
Mortgage-backed securities at fair value                                   11,691,278               11,805,699
Loans receivable, net                                                      83,587,032               78,059,195
Accrued interest receivable:
      Investment securities                                                   491,851                  487,312
      Mortgage-backed securities                                               93,320                   84,232
      Loans receivable                                                        609,634                  548,094
Premises and equipment                                                      1,728,883                1,777,911
Stock in Federal Home Loan Bank (FHLB) of Des Moines, at cost               2,165,000                2,015,000
Deferred income taxes                                                         886,589                  816,000
Prepaid expenses and other assets                                             365,165                  347,403
                                                                        -------------            -------------
Total assets                                                            $ 143,325,373            $ 138,484,311
                                                                        =============            =============

                               Liabilities and Stockholders' Equity

Liabilities:
      Deposits                                                          $  85,686,282            $  86,565,365
      Advances from borrowers for property taxes and insurance                655,569                  359,670
      Advances from FHLB                                                   43,300,000               38,300,000
      Accrued interest payable                                                 73,112                   40,935
      Current income taxes payable                                             74,579                   73,601
      Accrued expenses and other liabilities                                  778,748                  718,463
                                                                        -------------            -------------
Total liabilities                                                         130,568,290              126,058,034
                                                                        -------------            -------------


Stockholders' equity:
      Serial preferred stock, $.01 par value;
           500,000 shares authorized, none issued or outstanding                   --                       --
      Common stock, $.01 par value; 3,500,000 shares authorized,
           1,058,000 shares issued                                             10,580                   10,580
      Additional paid in capital                                           10,344,591               10,319,573
      Retained earnings                                                     9,136,915                8,813,865
      Accumulated other comprehensive loss                                 (1,595,881)              (1,477,663)
      Unearned employee benefits                                             (328,367)                (429,323)
      Treasury stock, 326,547 shares at cost                               (4,810,755)              (4,810,755)
                                                                        -------------            -------------
Total stockholders' equity                                                 12,757,083               12,426,277

                                                                        -------------            -------------
Total liabilities and stockholders' equity                              $ 143,325,373            $ 138,484,311
                                                                        =============            =============


See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                         Three months ended                   Six months ended
                                                            September 30,                       September 30,
                                                 -------------------------------        -------------------------------
                                                     2000               1999                2000               1999
                                                     ----               ----                ----               ----
Interest income:
      Loans receivable                           $1,701,687          $1,482,685          $3,339,193          $2,913,075
      Mortgage-backed securities                    199,521             163,563             387,541             332,584
      Investment securities                         660,584             667,723           1,317,154           1,342,330
      Other                                          73,579              61,028             139,098             122,798
                                                 ----------          ----------          ----------          ----------
Total interest income                             2,635,371           2,374,999           5,182,986           4,710,787
                                                 ----------          ----------          ----------          ----------

Interest expense:
      Deposits                                    1,013,833             941,058           1,975,732           1,885,394
      FHLB advances                                 658,157             481,786           1,247,892             959,221
                                                 ----------          ----------          ----------          ----------
Total interest expense                            1,671,990           1,422,844           3,223,624           2,844,615
                                                 ----------          ----------          ----------          ----------

Net interest income                                 963,381             952,155           1,959,362           1,866,172

Provision for loan losses                            13,242                  --              31,832               1,297
                                                 ----------          ----------          ----------          ----------

Net interest income after provision
      for loan losses                               950,139             952,155           1,927,530           1,864,875
                                                 ----------          ----------          ----------          ----------

Non-interest income:
      Service charges                               182,533             153,244             355,607             286,219
      Loan servicing fees                             6,401               8,581              13,782              15,653
      Gain on sale of loans                           4,840               9,331               4,840               9,331
      Gain on sale of real estate owned                 108                  --               9,313                  --
      Gain on sale of investments and
          mortgage-backed securities                     --                  --                  --               7,164
      Other                                          27,924              92,690              72,109             132,122
                                                 ----------          ----------          ----------          ----------
Total non-interest income                           221,806             263,846             455,651             450,489
                                                 ----------          ----------          ----------          ----------

Non-interest expense:
      Compensation and benefits                     368,370             369,321             732,809             709,462
      Occupancy and equipment                        66,300              66,853             129,688             133,158
      Federal insurance premiums                      4,464              12,042               8,908              23,982
      Data processing                                62,063              50,361             122,353             100,315
      Real estate owned                                  --               1,126                  --               1,126
      Other                                         230,405             222,252             432,907             434,868
                                                 ----------          ----------          ----------          ----------
Total non-interest expense                          731,602             721,955           1,426,665           1,402,911
                                                 ----------          ----------          ----------          ----------

Earnings before income taxes                        440,343             494,046             956,516             912,453

Income tax expense                                  160,104             157,920             340,925             306,910
                                                 ----------          ----------          ----------          ----------

Net earnings                                     $  280,239          $  336,126          $  615,591          $  605,543
                                                 ----------          ----------          ----------          ----------

Net earnings per share:
      Basic                                      $     0.40          $     0.49          $     0.88          $     0.88
                                                 ----------          ----------          ----------          ----------
      Diluted                                          0.39                0.47                0.85                0.85
                                                 ----------          ----------          ----------          ----------

See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                   For the Six Months Ended September 30, 2000
                                   (Unaudited)

                                                                                                                     Accumulated
                                                                      Additional                       Other          Unearned
                                                        Common         Paid-in        Retained     Comprehensive      Employee
                                                        Stock          Capital        Earnings          Loss          Benefits
                                                    ------------     ----------      ---------     ------------     ------------
Balance at  March 31, 2000                           $    10,580     10,319,573      8,813,865      (1,477,663)       (429,323)
Comprehensive income:
      Net earnings                                            --             --        615,591              --              --
      Change in net unrealized loss on securities
        available for sale, net of tax                        --             --             --        (118,218)             --
                                                     -----------    -----------    -----------     -----------     -----------
             Total comprehensive income (loss)                --             --        615,591        (118,218)             --
                                                     -----------    -----------    -----------     -----------     -----------
Allocation of ESOP shares                                     --         25,018             --              --          53,820
Amortization of recognition and retention plan                --             --             --              --          47,136
Dividends declared ($.20 per share)                           --             --       (292,541)             --              --
                                                     -----------    -----------    -----------     -----------     -----------
Balance at September 30, 2000                        $    10,580    $10,344,591      9,136,915      (1,595,881)       (328,367)
                                                     ===========    ===========    ===========     ===========     ===========


                                                                        Total
                                                      Treasury       Shareholders'
                                                       Stock           Equity
                                                     -----------    ------------
Balance at  March 31, 2000                           (4,810,755)     12,426,277
Comprehensive income:
      Net earnings                                           --         615,591
      Change in net unrealized loss on securities
        available for sale, net of tax                       --        (118,218)
                                                    -----------     -----------
             Total comprehensive income (loss)               --         497,373
                                                    -----------     -----------
Allocation of ESOP shares                                    --          78,838
Amortization of recognition and retention plan               --          47,136
Dividends declared ($.20 per share)                          --        (292,541)
                                                    -----------     -----------
Balance at September 30, 2000                        (4,810,755)     12,757,083
                                                    ===========     ===========


See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                         2000              1999
                                                                     -----------        -----------
Operating Activities:
Net earnings                                                        $   615,591            605,543
Adjustments to reconcile net earnings
      to net cash provided by operating activities:
         Provision for losses on loans                                   31,832              1,297
         Depreciation                                                    64,412             70,670
         Premium accretion and amortization
            of discounts and deferred loan fees, net                     16,330             29,993
         Net gain on sale of loans                                       (4,840)           (16,495)
         Proceeds from sales of loans                                  (326,589)           674,218
         Allocation of ESOP shares                                       78,838             96,097
         Amortization of deferred recognition
            and retention plan                                           47,136             52,166
         Changes in asset and liabilities:
                Interest receivable                                     (75,167)           (77,351)
                Other assets                                            (24,668)           (74,203)
                Accrued interest payable                                 32,177              1,731
                Accrued expense and other liabilities                    60,325             38,156
                Income taxes payable                                        978             15,911
                                                                    -----------        -----------
Net cash provided by operating activities                               516,355          1,417,733
                                                                    -----------        -----------

Investing Activities:
         Net increase in loans receivable                            (5,239,900)        (6,840,987)
         Principal payments on available-for-sale
            mortgage-backed & related securities                      1,182,432          4,728,615
         Proceeds from sales of available-for-sale
            mortgage-backed securities                                       --            363,166
         Purchase of available-for-sale investment securities        (1,810,904)
         Purchase of mortgage-backed securities                        (741,388)                --
         Proceeds from sales of available-for-sale
            investment securities                                            --          1,005,400
         Proceeds from sales of other repossessed assets                  6,906                 --
         Purchase of stock in FHLB of Des Moines                       (150,000)                --
         Purchase of office premises and equipment                      (15,384)           (71,423)
                                                                    -----------        -----------
Net cash used in investing activities                               $(4,957,334)        (2,626,133)
                                                                    -----------        -----------

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                           2000              1999
                                                                       -----------        -----------
Financing Activities:
         Net (decrease) increase in savings deposits                   $  (879,083)           751,881
         Net decrease in advances from borrowers
            for taxes and insurance                                        295,899            318,981
         Proceeds from FHLB advances                                     5,000,000         14,000,000
         Repayments of FHLB advances                                            --        (16,000,000)
         Payment of dividends                                             (292,581)          (279,207)
                                                                       -----------        -----------
Net cash  provided by (used in) financing activities                     4,124,235         (1,208,345)
                                                                       -----------        -----------

Decrease in cash and cash equivalents                                     (316,744)        (2,416,745)

Cash and equivalents at beginning of period                              4,750,242          4,994,692
                                                                                          -----------
                                                                       -----------        -----------
Cash and equivalents at end of period                                  $ 4,433,498          2,577,947
                                                                       ===========        ===========

Supplemental disclosure of cash flow information: Cash paid for:
            Interest                                                   $ 3,191,447          2,842,884
            Income taxes, net of refunds                               $   339,947            290,999
Non-cash investing and financing:
         Dividends declared and payable                                $   146,291            146,951
         Loan transferred to real estate owned                         $        --             93,051



See accompanying notes to unaudited consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)   Basis of Presentation

          The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's Annual Report for the year ended March 31, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three and six-month periods ended September 30, 2000 are not necessarily indicative of the results, which may be expected for the entire year. The March 31, 2000 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2)   Earnings Per Share

          Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares (stock options) outstanding during the period.

          The shares used in the calculation of basic and diluted earnings per share are shown below:

                                                         For the three months ended        For the six months ended
                                                                September 30,                    September 30,
                                                            2000             1999            2000             1999
                                                            ----             ----            ----             ----
              Basic weighted average shares                702,491         689,886         702,494          690,383
              Common stock equivalents/stock options        23,050          24,615          17,550           25,541
                                                        ----------------------------     ----------------------------
              Diluted weighted average shares              725,541         714,501         720,044          715,924
                                                        ============================     ============================



(3)        Pending Transaction

           On October 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Dickinson Financial Corporation, pursuant to which Dickinson Financial will pay $21.75 per share in cash for the outstanding shares of the Company. The acquisition is subject to the satisfaction of certain conditions, including approval by the Company's shareholders' and the receipt of all required regulatory approvals.

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

FINANCIAL CONDITION

Consolidated assets of Hardin Bancorp, Inc. were $143,325,373 as of September 30, 2000, as compared to $138,484,311, on March 31, 2000, an increase of $4,841,062. The increase was primarily due to an increase in loans receivable, net, partially offset by a decrease in investment securities.

Loans receivable, net, increased to $83,587,032 on September 30, 2000 from $78,059,195 on March 31, 2000, an increase of $5,527,837. Mortgage-backed securities decreased $114,421 to $11,691,278 on September 30, 2000 from $11,805,699 on March 31, 2000.

 Cash, interest bearing deposits and investment securities decreased $836,844 from $42,543,465 on March 31, 2000, to $41,706,621 on September 30, 2000. The
decrease was due to investment funds being utilized to originate mortgage and consumer loans.

Deposits totaled $85,686,282 on September 30, 2000, a decrease of $879,083 from $86,565,365 on March 31, 2000. The decrease in deposits was primarily due to seasonal deposit outflow and intense competition from local as well as national depository institutions.

FHLB advances increased $5,000,000 to $43,300,000 on September 30, 2000, compared to $38,300,000 on March 31, 2000. The increase offset the outflow of deposits and was utilized to fund loan growth.

Stockholders' equity was $12,757,083 on September 30, 2000, compared to $12,426,277 on March 31, 2000. The increase in stockholders' equity was primarily the result of the Company's net earnings during the six months ended September 30, 2000, and a decrease in unearned employee benefits, partially offset by an increase in unrealized loss on investment securities.

RESULTS OF OPERATIONS

Net earnings for the Company's quarter ended September 30, 2000 were $280,239 compared to $336,126 for the comparable quarter in 1999. The decrease in earnings was primarily due to a reduction in total non-interest income and an increase in total non-interest expense.

Basic earnings per share for the quarter ended September 30, 2000 were $0.40 while diluted earnings per share were $0.39. Basic earnings per share for the quarter ended September 30, 2000 were calculated based on 702,491 average shares outstanding and diluted earnings per share were calculated based on 725,541 average shares outstanding. Basic earnings per share for the comparable quarter ended September 30, 1999 were $0.49 while diluted earnings per share were $0.47. Basic earnings per share for the quarter ended September 30, 1999 were calculated based on 689,886 average shares outstanding and diluted earnings per share were calculated based on 714,501 average shares outstanding.

Net interest income after provision for loan losses was $950,139 for the quarter ended September 30, 2000 compared to $952,155 for the quarter ended September 30, 1999, a decrease of $2,016. This slight decrease was a result of an increase in the provision for loan losses from $0 in the 1999 period to $13,242 in the 2000 period. Total interest income increased $260,372 from $2,374,999 in 1999 to $2,635,371 in 2000 and total interest expense increased $249,146 from $1,422,844 in 1999 to $1,671,990 in 2000. The increase in total interest income was due to an increase in the average yield on interest earning assets while the increase in total interest expense was primarily a result of an increase in the average cost of FHLB advances.

Total non-interest income decreased from $263,846 for the quarter ended September 30, 1999 to $221,806 for the quarter ended September 30, 2000. The decrease was due to decreases in other non-interest income and gains on sale of loans. The decrease in other non-interest income was due to the receipt of tax-free life insurance proceeds received in the quarter ended September 30, 1999. The Bank was named as beneficiary of the insurance policy.

The Company's total non-interest expense for the three months ended September 30, 2000 was $731,602 compared to $721,955 for the comparable quarter in 1999. The increase was primarily due to increases in data processing expense and other non-interest expense, offset by reductions in compensation and benefits expense, occupancy and equipment expense, and FDIC insurance premiums.

Net earnings for the six months ended September 30, 2000, were $615,591 compared to $605,543 for the six months ended September 30, 1999, an increase of $10,048. The increase was primarily due to increases in net interest income and non-interest income, partially offset, by increases in the provision for loan losses and total non-interest expense.

Basic earnings per share for the six months ended September 30, 2000 were $0.88 while diluted earnings per share were $0.85. Basic earnings per share for the six months ended September 30, 2000 were calculated based on 702,494 average shares outstanding and diluted earnings per share were calculated based on 720,044 average shares outstanding. Basic earnings per share for the six months ended September 30, 1999 were $0.88 while diluted earnings per share were $0.85. Basic earnings per share for the six months ended September 30, 1999 were calculated based on 690,383 average shares outstanding and diluted earnings per share were calculated based on 715,924 average shares outstanding.

Net interest income after provision for loan losses for the six month period ended September 30, 2000 was $1,927,530 compared to $1,864,875 for the six month period ended September 30, 1999, an increase of $62,655. The increase was due to an increase in the Bank's net interest margin.

Non-interest income for the six months ended September 30, 2000, was $455,651 compared to $450,489 for the six months ended September 30, 1999, an increase of $5,162. The increase was due to an increase in service charges and gains on sales of real estate owned, offset by decreases in gains on sales of loans, gains on sales of investments and mortgage-backed securities and other non-interest income.

The Company's non-interest expense for the six months ended September 30, 2000 was $1,426,665, compared to $1,402,911 for the six months ended September 30, 1999, an increase of $23,754. The increase was due to an increase in compensation and benefits and data processing expense, offset by decreases in occupancy and equipment expense, Federal insurance premiums and other non-interest expense.

PROVISION FOR LOAN LOSSES

For the six months ended September 30, 2000, the Company, in accordance with its classification of assets policy, recorded $31,832 in provision for loan losses. The Company's loan portfolio consists primarily of one to four family loans, and has experienced minimal charge-offs in the past two years.

At September 30, 2000, the Bank's allowance for loan losses was $329,859, or 183% of non-performing assets compared to $304,422, or 128% at March 31, 2000. The allowance for loan losses was .39% of total loans at September 30, 2000 and at March 31, 2000.

At September 30, 2000, non-performing assets were $179,907 compared to $237,000 at March 31, 2000. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

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

CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (the "OTS") regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital at September 30, 2000.


                                 Actual                Required                Excess
                             Amount/Percent         Amount/Percent         Amount/Percent
                             --------------         --------------         --------------
                                                (Dollars in Thousands)

Tangible Capital             $14,250/ 9.80%          $2,182/ 1.50%         $12,068/ 8.30%

Core Leverage Capital        $14,250/ 9.80%          $5,819/ 4.00%          $8,431/ 5.80%

Risk-based Capital           $14,580/21.09%          $5,530/ 8.00%          $9,050/13.09%


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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at September 30, 2000 was 31.27%.

In light of the competition for deposits, the Bank may utilize the funding sources of the FHLB to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended September 30, 2000 and 1999 were $4,433,498 and $2,577,947, respectively. The increase was primarily due to an increase in net cash provided by financing activities.

FORWARD LOOKING STATEMENT

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

PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders


              On July 27, 2000, the annual meeting of stockholders was held at the Hardin United Methodist Church Fellowship Hall located at 101 Northeast 1st Street, Hardin, Missouri.

              The meeting was conducted with a quorum present in person, or by proxy. Matters, which were submitted to and approved by a majority of stockholders, were as follows:

              1. The election of two directors of the Company for three year terms. Karen K. Blankenship received 662,612 votes for and 2,341 votes were withheld. Ivan R. Hogan received 661,612 votes for, and 3,341 votes were withheld.

              2. The ratification of the appointment of KMPG as the auditors of the Company for the fiscal year ending March 31, 2001. Votes for KPMG were 652,053 votes against were 12,700 and votes abstaining were 200.

              The terms of office of the following directors continued after the meeting: Robert W. King, David D. Lodwick, David K. Hatfield, William L. Homan and W. Levan Thurman.

Item 5.       Other Information

              On September 21, 2000 the Board of Directors declared a $.20 per share cash dividend to all stockholders of record on October 6, 2000, payable on October 20, 2000.

              On October 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Dickinson Financial Corporation, pursuant to which Dickinson Financial will pay $21.75 per share in cash for the outstanding shares of the Company. The acquisition is subject to the satisfaction of certain conditions, including approval by the Company's shareholders' and the receipt of all required regulatory approvals.

Item 6.       Exhibits and Reports on Form 8-K

              Exhibits:

              27 - Financial Data Schedule

              Reports on Form 8-K:

              On November 7, 2000, the Company filed a Report on Form 8-K to report under Item 5, Other Events, the Agreement with Dickinson Financial. The Agreement was included as Exhibit 2 to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HARDIN BANCORP, INC.
                                              Registrant



Date: November 14, 2000                  /s/ Robert W. King
      -----------------                  ---------------------------------------
                                         Robert W. King, President and Chief
                                         Executive Officer (Duly Authorized
                                         Officer)



Date: November 14, 2000                  /s/ Karen K. Blankenship
      -----------------                  ---------------------------------------
                                         Karen K. Blankenship, Senior Vice
                                         President and Secretary (Principal
                                         Accounting Officer)