Form 10QSB
period 2000-12-31
HARDIN BANCORP INC
filed 2001-02-14
CIK 947220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

                                                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  _____________  to ______________


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
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization


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


              Class                          Outstanding at December 31, 2000
--------------------------------------------------------------------------------
    Common stock, .01 par value                       731,453

                      HARDIN BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements ........................................Page

    Consolidated Balance Sheets...........................................1

    Consolidated Statements of Earnings...................................2

    Consolidated Statements of Stockholders' Equity.......................3

    Consolidated Statements of Cash Flows...............................4-5

    Notes to Consolidated Financial Statements............................6

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of

Operations.............................................................7-10

PART II

OTHER INFORMATION........................................................11

Signatures...............................................................12

                      Hardin Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                               December 31, 2000             March 31, 2000
                                                                             -----------------------       --------------------
                                     Assets

Cash                                                                                  $   1,244,293              $   1,418,308
Interest bearing deposits                                                                 6,694,101                  3,331,934
Investment securities at fair value                                                      38,466,316                 37,793,223
Mortgage-backed securities at fair value                                                  5,727,322                 11,805,699
Loans receivable, net                                                                    83,201,766                 78,059,195
Accrued interest receivable:
     Investment securities                                                                  617,559                    487,312
     Mortgage-backed securities                                                              50,124                     84,232
     Loans receivable                                                                       631,573                    548,094
Premises and equipment                                                                    1,737,984                  1,777,911
Stock in Federal Home Loan Bank (FHLB) of Des Moines, at cost                             2,165,000                  2,015,000
Deferred income taxes                                                                       411,948                    816,000
Prepaid expenses and other assets                                                           367,425                    347,403
                                                                             -----------------------       --------------------
Total assets                                                                          $ 141,315,411              $ 138,484,311
                                                                             =======================       ====================

                      Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                                                         $  86,414,790              $  86,565,365
     Advances from borrowers for property taxes and insurance                               204,374                    359,670
     Advances from FHLB                                                                  40,000,000                 38,300,000
     Accrued interest payable                                                                55,474                     40,935
     Current income taxes payable                                                           (15,490)                    73,601
     Accrued expenses and other liabilities                                                 968,216                    718,463
                                                                             -----------------------       --------------------
Total liabilities                                                                       127,627,364                126,058,034
                                                                             -----------------------       --------------------


Stockholders' equity:
     Serial preferred stock, $.01 par value;
         500,000 shares authorized, none issued or outstanding                                    -                          -
     Common stock, $.01 par value; 3,500,000 shares authorized,
         1,058,000 shares issued                                                             10,580                     10,580
     Additional paid in capital                                                          10,372,301                 10,319,573
     Retained earnings                                                                    9,139,102                  8,813,865
     Accumulated other comprehensive loss                                                  (745,292)                (1,477,663)
     Unearned employee benefits                                                            (277,889)                  (429,323)
     Treasury stock, 326,547 shares at cost                                              (4,810,755)                (4,810,755)
                                                                             -----------------------       --------------------
Total stockholders' equity                                                               13,688,047                 12,426,277
                                                                             -----------------------       --------------------
Total liabilities and stockholders' equity                                            $ 141,315,411              $ 138,484,311
                                                                             =======================       ====================


See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                                   (Unaudited)


                                                   Three months ended                                Nine months ended
                                                       December 31,                                     December 31,
                                           --------------------------------------         ------------------------------------
                                                2000                  1999                     2000                1999
                                                ----                  ----                     ----                ----
Interest income:
     Loans receivable                          $ 1,736,350           $ 1,553,225              $ 5,075,543         $ 4,466,300
     Mortgage-backed securities                    177,290               173,909                  564,831             506,493
     Investment securities                         651,931               665,967                1,969,085           2,008,297
     Other                                          72,851                57,135                  211,949             179,933
                                           ----------------     -----------------         ----------------    ----------------
Total interest income                            2,638,422             2,450,236                7,821,408           7,161,023
                                           ----------------     -----------------         ----------------    ----------------

Interest expense:
     Deposits                                    1,048,356               939,397                3,024,088           2,824,791
     FHLB advances                                 653,557               488,864                1,901,449           1,448,085
                                           ----------------     -----------------         ----------------    ----------------
Total interest expense                           1,701,913             1,428,261                4,925,537           4,272,876
                                           ----------------     -----------------         ----------------    ----------------

Net interest income                                936,509             1,021,975                2,895,871           2,888,147

Provision for loan losses                           19,122                     -                   50,954               1,297
                                           ----------------     -----------------         ----------------    ----------------

Net interest income after provision
     for loan losses                               917,387             1,021,975                2,844,917           2,886,850
                                           ----------------     -----------------         ----------------    ----------------

Non-interest income:
     Service charges                               171,242               155,170                  526,849             441,389
     Loan servicing fees                             7,338                 6,849                   21,120              22,502
     Gain on sale of loans                          19,429                     -                   24,269               9,331
     Gain on sale of real estate owned                   -                     -                    9,313                   -
     (Loss)/gain on sale of investments
        and mortgage-backed securities             (55,700)                    -                  (55,700)              7,164
     Other                                          47,904                65,485                  120,013             197,607
                                           ----------------     -----------------         ----------------    ----------------
Total non-interest income                          190,213               227,504                  645,864             677,993
                                           ----------------     -----------------         ----------------    ----------------

Non-interest expense:
     Compensation and benefits                     405,047               376,393                1,137,856           1,085,855
     Occupancy and equipment                        65,686                63,287                  195,374             196,445
     Federal insurance premiums                      4,284                12,622                   13,192              36,604
     Data processing                                62,252                52,121                  184,605             152,436
     Real estate owned                                   -                 1,580                        -               2,706
     Other                                         324,517               211,619                  757,424             646,487
                                           ----------------     -----------------         ----------------    ----------------
Total non-interest expense                         861,786               717,622                2,288,451           2,120,533
                                           ----------------     -----------------         ----------------    ----------------

Earnings before income taxes                       245,814               531,857                1,202,330           1,444,310

Income tax expense                                  93,929               181,203                  434,854             488,113
                                           ----------------     -----------------         ----------------    ----------------

Net earnings                                     $ 151,885             $ 350,654                $ 767,476           $ 956,197
                                           ----------------     -----------------         ----------------    ----------------

Net earnings per share:
     Basic                                          $ 0.22                $ 0.51                   $ 1.09              $ 1.39
                                           ----------------     -----------------         ----------------    ----------------
     Diluted                                          0.20                  0.49                     1.05                1.34
                                           ----------------     -----------------         ----------------    ----------------

See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     For the Months Ended December 31, 2000
                                   (Unaudited)

                                                     Common         Paid-in        Retained     Comprehensive      Employee
                                                     Stock          Capital        Earnings         Loss           Benefits
                                                  -------------  --------------  -------------- -------------  -----------------
Balance at  March 31, 2000                            $ 10,580      10,319,573       8,813,865    (1,477,663)          (429,323)
Comprehensive income:
     Net earnings                                            -               -         767,476             -                  -
     Change in net unrealized loss on securities
       available for sale, net of tax                        -               -               -       732,371                  -
                                                  -------------  --------------  -------------- -------------  -----------------
            Total comprehensive income (loss)                -               -         767,476       732,371                  -
                                                  -------------  --------------  -------------- -------------  -----------------
Allocation of ESOP shares                                    -          52,728               -             -             80,730
Amortization of recognition and retention plan               -               -               -             -             70,704
Dividends declared ($.20 per share)                          -               -        (442,239)            -                  -
                                                  -------------  --------------  -------------- -------------  -----------------
Balance at December 31, 2000                          $ 10,580    $ 10,372,301     $ 9,139,102    $ (745,292)        $ (277,889)
                                                  =============  ==============  ============== =============  =================


                                                     Treasury      Shareholders'
                                                       Stock          Equity
                                                  ---------------- --------------
Balance at  March 31, 2000                             (4,810,755)    12,426,277
Comprehensive income:
     Net earnings                                               -        767,476
     Change in net unrealized loss on securities
       available for sale, net of tax                           -        732,371
                                                  ---------------- --------------
            Total comprehensive income (loss)                   -      1,499,847
                                                  ---------------- --------------
Allocation of ESOP shares                                       -        133,458
Amortization of recognition and retention plan                  -         70,704
Dividends declared ($.20 per share)                             -       (442,239)
                                                  ---------------- --------------
Balance at December 31, 2000                         $ (4,810,755)   $13,688,047
                                                  ================ ==============


See accompanying notes to unaudited consolidated financial statements.

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                             2000             1999
                                                                       ---------------  ---------------
Operating Activities:
Net earnings                                                                $ 767,476          956,197
Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Provision for losses on loans                                          50,954            1,297
        Depreciation                                                          100,459          105,497
        Premium accretion and amortization
           of discounts and deferred loan fees, net                            62,804           42,969
        Net loss/(gain) on sale of loans and securities, net                   31,431          (16,495)
        Proceeds from sales of loans                                       (1,102,864)         674,218
        Allocation of ESOP shares                                             133,458          142,107
        Amortization of deferred recognition
           and retention plan                                                  70,704           73,269
        Changes in asset and liabilities:
              Interest receivable                                            (179,618)         (17,000)
              Other assets                                                    (26,928)          51,834
              Accrued interest payable                                         14,539            2,896
              Accrued expense and other liabilities                           246,386           17,431
              Income taxes payable                                            (89,091)          (1,886)
                                                                       ---------------  ---------------
Net cash provided by operating activities                                      79,710        2,032,334
                                                                       ---------------  ---------------

Investing Activities:
        Net increase in loans receivable                                   (4,084,497)      (6,591,703)
        Principal payments on available-for-sale
           mortgage-backed & related securities                             1,763,229        5,870,049
        Proceeds from sales of available-for-sale
           mortgage-backed securities                                       5,419,467          363,166
        Purchase of available-for-sale investment securities                                (1,810,904)
        Purchase of loans serviced by other institutions                     (741,388)        (328,406)
        Proceeds from maturities of available-for-sale
           investment securities                                                    -          340,000
        Proceeds from sales of available-for-sale
           investment securities                                                    -        1,005,400
        Proceeds from sales of other repossessed assets                         6,906                -
        Purchase of stock in FHLB of Des Moines                              (150,000)         (15,000)
        Purchase of office premises and equipment                             (60,532)         (91,008)
                                                                       ---------------  ---------------
Net cash provided by (used in) investing activities                       $ 2,153,185       (1,258,406)
                                                                       ---------------  ---------------

                      Hardin Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                                                             2000             1999
                                                                       ---------------  ---------------
Financing Activities:
        Net (decrease) increase in savings deposits                     $    (150,575)       2,040,951
        Net decrease in advances from borrowers
           for taxes and insurance                                           (155,296)         (99,022)
        Proceeds from FHLB advances                                       102,300,000       26,800,000
        Repayments of FHLB advances                                      (100,600,000)     (30,500,000)
        Payment of dividends                                                 (438,872)        (426,157)
        Purchase of treasury stock                                                             (29,000)
                                                                       ---------------  ---------------
Net cash  provided by (used in) financing activities                          955,257       (2,213,228)
                                                                       ---------------  ---------------

Increase/(Decrease) in cash and cash equivalents                            3,188,152       (1,439,300)

Cash and equivalents at beginning of period                                 4,750,242        4,994,692
                                                                       ---------------  ---------------
Cash and equivalents at end of period                                   $   7,938,394        3,555,392
                                                                       ===============  ===============

Supplemental disclosure of cash flow information:
Cash paid for:
           Interest                                                     $   4,910,998        4,269,980
           Income taxes, net of refunds                                 $     523,945          489,999
Non-cash investing and financing:
        Dividends declared and payable                                  $     149,698          146,951
        Loan transferred to real estate owned                           $          -           93,051

See accompanying notes to unaudited consolidated financial statements.

                      HARDIN BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation

         The accompanying unaudited consolidated financial statements of Hardin Bancorp, Inc. and subsidiaries have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Company's Annual Report for the year ended March 31, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three and nine-month periods ended December 31, 2000 are not necessarily indicative of the results, which may be expected for the entire year. The March 31, 2000 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2)  Earnings Per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares (stock options) outstanding during the period.

         The shares used in the calculation of basic and diluted earnings per share are shown below:

                                           For the three months ended        For the nine months ended
                                                  December 31,                      December 31,
                                               2000          1999                2000          1999
                                          -----------------------------     -----------------------------
Basic weighted average shares                 702,491       689,516             702,493       690,093
Common stock equivalents/stock options         41,934        22,024              27,574        24,399
                                          -----------------------------     -----------------------------
Diluted weighted average shares               744,425       711,540             730,067       714,492
                                          =============================     =============================

(3)  Pending Transaction

         On October 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Dickinson Financial Corporation, pursuant to which Dickinson Financial will pay $21.75 per share in cash for the outstanding shares of the Company. The acquisition is subject to the satisfaction of certain conditions, including approval by the Company's shareholders and the receipt of all required regulatory approvals. The Company's shareholders approved the Agreement at a special meeting of shareholders held on February 2, 2001.

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

FINANCIAL CONDITION

Consolidated assets of Hardin Bancorp, Inc. were $141,315,411 as of December 31, 2000, as compared to $138,484,311, on March 31, 2000, an increase of $2,831,100.
The increase was primarily due to an increase in loans receivable, net, and an increase in interest bearing deposits, partially offset by a decrease in mortgage-backed securities.

Loans receivable, net, increased to $83,201,766 on December 31, 2000 from $78,059,195 on March 31, 2000, an increase of $5,142,571. Mortgage-backed securities decreased $6,078,377 to $5,727,322 on December 31, 2000 from $11,805,699 on March 31, 2000.

Cash, interest bearing deposits and investment securities increased $3,861,245 from $42,543,465 on March 31, 2000, to $46,404,710 on December 31, 2000. The
increase was primarily due to the deployment of proceeds from the sale of mortgage-backed securities.

Deposits totaled $86,414,790 on December 31, 2000, a decrease of $150,575 from $86,565,365 on March 31, 2000.

FHLB advances increased $1,700,000 to $40,000,000 on December 31, 2000, compared to $38,300,000 on March 31, 2000. The increase offset the outflow of deposits and was utilized to fund loan growth.

Stockholders' equity was $13,688,047 on December 31, 2000, compared to $12,426,277 on March 31, 2000. The increase in stockholders' equity was primarily the result of a decrease in unrealized loss on investment securities, the Company's net earnings during the nine months ended December 31, 2000, and a decrease in unearned employee benefits.

RESULTS OF OPERATIONS

Net earnings for the Company's quarter ended December 31, 2000 were $151,885 compared to $350,654 for the comparable quarter in 1999. The decrease in earnings was primarily due to a reduction in net interest income after provision for loan losses and an increase in total non-interest expense.

Basic earnings per share for the quarter ended December 31, 2000 were $0.22 while diluted earnings per share were $0.20. Basic earnings per share for the quarter ended December 31, 2000 were calculated based on 702,491 average shares outstanding and diluted earnings per share were calculated based on 744,425 average shares outstanding. Basic earnings per share for the comparable quarter ended December 31, 1999 were $0.51 while diluted earnings per share were $0.49. Basic earnings per share for the quarter ended December 31, 1999 were calculated based on 689,516 average shares outstanding and diluted earnings per share were calculated based on 711,540 average shares outstanding.

Net interest income after provision for loan losses was $917,387 for the quarter ended December 31, 2000 compared to $1,021,975 for the quarter ended December 31, 1999, a decrease of $104,588. This decrease was partially attributable to an increase in the provision for loan losses from $0 in the 1999 period to $19,122 in the 2000 period. Total interest income increased $188,186 from $2,450,236 in 1999 to $2,638,422 in 2000 and total interest expense increased $273,652 from $1,428,261 in 1999 to $1,701,913 in 2000. The increase in total interest income was due to an increase in the average yield on interest earning assets while the increase in total interest expense was primarily a result of an increase in the average cost of FHLB advances.

Total non-interest income decreased from $227,504 for the quarter ended December 31, 1999 to $190,213 for the quarter ended December 31, 2000. The decrease was due to decreases in other non-interest income and recognized losses on sale of investments and mortgage-backed securities.

The Company's total non-interest expense for the three months ended December 31, 2000 was $861,786 compared to $717,622 for the comparable quarter in 1999. The increase was primarily due to increases in compensation and benefits expense, data processing expense and other non-interest expense, partially offset by reductions in FDIC insurance premiums.

Net earnings for the nine months ended December 31, 2000, were $767,476 compared to $956,197 for the nine months ended December 31, 1999, a decrease of $188,721. The decrease was primarily due to decreases in net interest income and non-interest income, partially offset, by increases in the provision for loan losses and total non-interest expense and a decrease in other non-interest income.

Basic earnings per share for the nine months ended December 31, 2000 were $1.09 while diluted earnings per share were $1.05. Basic earnings per share for the nine months ended December 31, 2000 were calculated based on 702,493 average shares outstanding and diluted earnings per share were calculated based on 730,067 average shares outstanding. Basic earnings per share for the nine months ended December 31, 1999 were $1.39 while diluted earnings per share were $1.34. Basic earnings per share for the nine months ended December 31, 1999 were calculated based on 690,093 average shares outstanding and diluted earnings per share were calculated based on 714,492 average shares outstanding.

Net interest income after provision for loan losses for the nine month period ended December 31, 2000 was $2,844,917 compared to $2,886,850 for the nine month period ended December 31, 1999, an decrease of $41,933. The decrease was due to a decrease in the Bank's net interest margin.

Non-interest income for the nine months ended December 31, 2000, was $645,864 compared to $677,993 for the nine months ended December 31, 1999, a decrease of $32,129. The decrease was due to a decrease in other non-interest income, and recognized losses on sales of investments and mortgage-backed securities partially offset by increases in service charges and gains on sales of loans.

The Company's non-interest expense for the nine months ended December 31, 2000 was $2,288,451, compared to $2,120,533 for the nine months ended December 31, 1999, an increase of $167,918. The increase was due to an increase in compensation and benefits, data processing expense and other non-interest expense, partially offset by decreases in occupancy and equipment expense and Federal insurance premiums.

PROVISION FOR LOAN LOSSES

For the nine months ended December 31, 2000, the Company, in accordance with its classification of assets policy, recorded $50,954 in provision for loan losses. The Company's loan portfolio consists primarily of one to four family loans, and has experienced minimal charge-offs in the past two years.

At December 31, 2000, the Bank's allowance for loan losses was $336,292, or 186% of non-performing assets compared to $304,422, or 128% at March 31, 2000. The allowance for loan losses was .40% of total loans at December 31, 2000 and .39% at March 31, 2000.

At December 31, 2000, non-performing assets were $181,060 compared to $237,000 at March 31, 2000. Loans are considered non-performing when the collection of principal and/or interest is not probable, or in the event payments are more than 90 days delinquent.

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

CAPITAL RESOURCES

The Bank is subject to three capital to asset requirements in accordance with Office of Thrift Supervision (the "OTS") regulations. The following table is a summary of the Bank's regulatory capital requirements versus actual capital at December 31, 2000.

                               Actual               Required              Excess
                           Amount/Percent        Amount/Percent       Amount/Percent
                           --------------        --------------       --------------
                                             (Dollars in Thousands)
Tangible Capital           $14,561/10.24%        $2,133/ 1.50%        $12,428/ 8.74%

Core Leverage Capital      $14,561/10.24%        $5,688/ 4.00%         $8,873/ 6.24%

Risk-based Capital         $14,904/22.01%        $5,416/ 8.00%         $9,488/14.01%

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

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently four percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank has maintained its liquidity ratio at levels exceeding the minimum requirement. The eligible liquidity ratio at December 31, 2000 was 33.43%.

In light of the competition for deposits, the Bank may utilize the funding sources of the FHLB to meet loan demand in accordance with the Bank's growth plans. The wholesale funding sources may allow the Bank to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded.

For purposes of the cash flows, all short-term investments with a maturity of three months or less at the date of purchase are considered cash equivalents. Cash and cash equivalents for the periods ended December 31, 2000 and 1999 were $7,938,394 and $3,555,392, respectively. The increase was primarily due to an increase in net cash provided by investing activities.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

            On December 21, 2000 the Board of Directors declared a $.20 per share cash dividend to all stockholders of record on January 5, 2001, payable on January 19, 2001.

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

            On February 2, 2001, the Company's shareholders approved the Agreement at a special meeting of shareholders.

Item 6.     Exhibits and Reports on Form 8-K

            Reports on Form 8-K:

            On November 8, 2000, the Company filed a Current Report on Form 8-K to report, persuant to Item 5 of said report, the execution of the Agreement.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARDIN BANCORP, INC.
                                       Registrant


Date: February 14, 2001                /s/ Robert W. King
      -----------------                -------------------------------------
                                       Robert W. King, President and Chief
                                       Executive Officer (Duly Authorized
                                       Officer)


Date: February 14, 2001                /s/ Karen K. Blankenship
      -----------------                -------------------------------------
                                       Karen K. Blankenship, Senior Vice
                                       President and Secretary (Principal
                                       Accounting Officer)